Form 10-Q
period 1994-01-30
KASH N KARRY FOOD STORES INC
filed 1994-03-16
CIK 842913

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended January 30, 1994         Commission File No. 33-25621





                        KASH N' KARRY FOOD STORES, INC.
              (Exact name of registrant as specified in charter)




        Delaware                                    95-4161591
(State of incorporation)               (IRS employer identification number)



                    6422 Harney Road, Tampa, Florida 33610
             (Address of registrant's principal executive offices)

                                (813) 621-0200
              (Registrant's telephone number, including area code)




The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.



As of March 11, 1994, there were 2,819,589 shares outstanding of the registrant's common stock, $0.01 par value.

                         KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)

                                      ASSETS
                                                     January 30,    August 1,
                                                          1994         1993
                                                       -----------  ---------
Current assets:                                        (Unaudited)
   Cash and cash equivalents                           $  5,000      $  2,145
   Accounts receivable                                   10,043        10,888
   Inventories                                           85,952        95,385
   Prepaid expenses and other current assets             12,693        13,151
                                                       ---------    ---------
      Total current assets                              113,688       121,569
Property and equipment, at cost, less
   accumulated depreciation                             165,518       164,937
Favorable lease interests, less accumulated
   amortization of $12,700 and $7,506                    13,155        18,349
Deferred financing costs, less accumulated
   amortization of $21,171 and $19,622                   13,282        15,153
Excess of cost over net assets acquired, less
   accumulated amortization of $14,872 and $13,457       98,174        99,589
Other assets                                              4,337         3,611
                                                       ---------     ---------
      Total assets                                     $408,154      $423,208
                                                       =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                   $ 26,951      $ 22,628
   Accounts payable                                      44,213        42,561
   Accrued payroll and benefits                           5,343         4,492
   Accrued interest                                      15,920        15,080
   Taxes, other than income                               8,338         5,708
   Other accrued expenses                                13,290        11,963
                                                       ---------     ---------
      Total current liabilities                         114,055       102,432

Long-term debt, less current obligations                326,772       329,262
Other long-term liabilities                              12,718        10,023
Series B Cumulative Preferred Stock of $.01 par
   value and a stated value of $100 a share.
   Authorized 50,000 shares; 38,750 shares outstanding.   3,875         3,875
Series C Convertible Preferred Stock of $.01 par value.
   Authorized 100,000 shares; 77,500 shares outstanding.    775           775

Stockholders' deficit:
   Common Stock of $.01 par value.  Authorized 4,000,000
      shares; 2,819,589 shares outstanding.                  28            28
   Capital in excess of par value                        77,695        77,695
   Accumulated deficit                                 (127,727)     (100,845)
   Less cost of treasury stock - 2,437 shares               (37)          (37)
                                                       ---------     ---------
       Total stockholders' deficit                      (50,041)      (23,159)
                                                       ---------     ---------
       Total liabilities and stockholders' deficit     $408,154      $423,208
                                                       =========     =========
               See accompanying notes to condensed financial statements.

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)



                                  Thirteen Weeks Ended  Thirteen Weeks Ended
                                    January 30, 1994      January 31, 1993
                                  --------------------  --------------------

Sales                                    $278,166              $286,858
Cost of sales                             221,706               226,859
                                         ---------             ---------
   Gross profit                            56,460                59,999

Selling, general and
   administrative expenses                 45,300                44,305
Depreciation and amortization               6,220                 5,380
                                         ---------             ---------
   Operating income                         4,940                10,314

Interest expense                           11,372                10,959
                                         ---------             ---------
   Net loss                                (6,432)                 (645)

Undeclared dividends on Preferred Stock       116                   116
                                         ---------             ---------
   Loss attributable to Common Stock     $ (6,548)             $   (761)
                                         =========             =========



                                   Twenty-Six Weeks        Twenty-Six Weeks
                                Ended January 30, 1994  Ended January 31, 1993
                                ----------------------  ----------------------

Sales                                    $534,801              $537,773
Cost of sales                             425,915               426,842
                                         ---------             ---------
   Gross profit                           108,886               110,931

Selling, general and
   administrative expenses                 90,128                85,223
Depreciation and amortization              12,111                10,658
Store closing and other costs              11,016                   --
                                         ---------             ---------
   Operating income (loss)                 (4,369)               15,050

Interest expense                           22,513                21,887
                                         ---------             ---------
   Net loss                               (26,882)               (6,837)

Undeclared dividends on Preferred Stock       232                   232
                                         ---------             ---------
   Loss attributable to Common Stock     $(27,114)             $ (7,069)
                                         =========             =========


               See accompanying notes to condensed financial statements.

                        KASH N' KARRY FOOD STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                              Twenty-Six       Twenty-Six
                                              Weeks Ended      Weeks Ended
                                            January 30, 1994 January 31, 1993
                                            ---------------- ----------------
Net cash flow from operating activities:
   Net loss                                      $(26,882)       $ (6,837)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating
      activities:
      Depreciation and amortization, excluding
         deferred financing costs                  12,111          10,658
      Store closing and other costs                11,016             --
      Amortization of deferred financing costs      1,549           1,416
      (Increase) decrease in assets:
         Accounts receivable                          660          (2,978)
         Inventories                                9,433         (11,576)
         Prepaid expenses and other assets           (454)           (514)
      Increase (decrease) in liabilities:
         Accounts payable                           1,652           6,645
         Accrued expenses and other liabilities     2,697          (1,253)
                                                 ---------       ---------
            Net cash provided (used) by
               operating activities                11,782          (4,439)
                                                 ---------       ---------

Cash used by investing activities:
   Additions to property and equipment             (6,194)         (7,104)
   Leased/financed asset additions                 (4,412)        (17,117)
   Proceeds from sale of property and equipment       359              71
                                                 ---------       ---------
            Net cash used by investing
               activities                         (10,247)        (24,150)
                                                 ---------       ---------

Cash provided by financing activities:
   Borrowings under revolving loan facility        15,700          36,200
   Additions to obligations under capital leases
      and notes payable                               799           8,217
   Repayments on revolving loan facility           (9,100)        (12,300)
   Repayments on term loan facility                (2,925)           (860)
   Repayments of other long-term liabilities       (2,642)         (2,179)
   Other financing activities                        (512)           (548)
                                                 ---------       ---------
            Net cash provided by financing
               activities                           1,320          28,530
                                                 ---------       ---------

Net increase (decrease) in cash and
   cash equivalents                                 2,855             (59)
Cash and cash equivalents at beginning of period    2,145           4,479
                                                 ---------       ---------
Cash and cash equivalents at end of period       $  5,000        $  4,420
                                                 =========       =========
               See accompanying notes to condensed financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


1. The condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1993 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the twenty-six weeks may not be indicative of the results that may be expected for the fiscal year ending July 31, 1994.

2. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out (FIFO) method.

3. The Company has reported a pretax loss for all fiscal years since October 1988 and, consequently, no income tax expense has been reported. Financial Accounting Standards Board Statement 109 (SFAS 109) was adopted by the Company as of August 2, 1993. There was no cumulative effect of this change in accounting for income taxes determined as of August 2, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109. The effect on prior years' financial statements of retroactively implementing SFAS 109 would be immaterial.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 1994 are presented below:

     Deferred tax assets:
        Inventory, principally due to reserves and
           additional costs inventoried for tax purposes
           pursuant to the Tax Reform Act of 1986            $  1,100
        Insurance and other reserves                            5,500
        Net operating loss carryforward                        30,900
        General business credit carryforward                    1,100
        Charitable contributions carryforward                   2,900
        Other, net                                              2,900
                                                             ---------
                 Total gross deferred tax assets               44,400

           Less valuation allowance                           (44,400)
                                                             ---------
              Net deferred tax assets                        $    --
                                                             =========

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


     Upon adoption of SFAS 109, effective August 2, 1993, the Company determined a valuation allowance requirement in the amount of $36,200. The valuation allowance as of January 30, 1994 has been determined to be $44,400, resulting in a change in the valuation allowance in the amount of $8,200.

4. During the first quarter, the Company recorded a non-recurring charge of $11,016 which reflects expenses associated with a program of closing twelve underperforming stores, reducing administrative staff, and expensing costs associated with unsuccessful financing activities.

5. Cumulative undeclared dividends on Preferred Stock are $2,331 from October 12, 1988 through January 30, 1994.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This analysis should be read in conjunction with the condensed financial statements.

Results of Operations

     Operating cash flow (earnings before interest, taxes, depreciation and amortization and store closing and other costs) for the quarter ended January 30, 1994 was $11.2 million versus $15.7 million for the quarter ended January 31, 1993. Operating cash flow for the twenty-six weeks ended January 30, 1994 was $18.8 million compared to $25.7 million for the twenty-six weeks ended January 31, 1993. The decreases in operating cash flow were attributed to the factors indicated below.

     Sales.
                                     Thirteen Weeks     Twenty-Six Weeks
                                      1994    1993       1994     1993
                                     ------  ------     ------   ------

Sales (in millions)                  $278.2  $286.9     $534.8   $537.8

Change in same store sales           (0.40)%            (2.96)%

Average sales per
   store week (in thousands)         $209    $193       $190     $184

     Sales have been favorably impacted by additional advertising and promotional activities and the continued strong performance of new stores and recently acquired and remodeled stores. Additionally, the Company experienced the fewest number of new store openings by traditional competitors in over five years. However, sales growth continues to be adversely affected by the sluggish economy, low overall price inflation and by pricing and promotional changes, particularly in grocery, initiated by certain competitors over the last year. In addition, the Company chose to close seventeen underperforming food stores over the last twelve months as a part of an overall strategic consolidation and upgrade of its store network. The Company was able to mitigate the sales impact of these store closings by transferring a portion of the sales from the closed stores to operating Kash n' Karry's. The improving sales trend has continued into the third quarter as reflected by slightly positive same store sales results for the last thirteen weeks of operations ended March 13, 1994.

     Gross Profit. The Company had gross profit of $56.5 million, or 20.3% as a percentage of sales, for the thirteen weeks ended January 30, 1994 and gross profit of $60.0 million, or 20.9% of sales, for the thirteen weeks ended January 31, 1993. The decrease in gross profit is attributable to the impact of lower sales volumes (approximately $1.8 million), lower grocery margins (approximately $1.1 million) and reduced investment in forward buy inventory (approximately $1.5 million), offset by improved efficiencies in distribution and product preparation and handling costs. Gross profit was 20.4% of sales for the twenty-six weeks of operations ended January 30, 1994 and 20.6% of sales for the twenty-six weeks of operations ended January 31, 1993. The decrease in gross profit for the twenty-six week period is primarily attributable to the factors indicated above.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $45.3 million, or 16.3% as a percentage of sales, for the thirteen weeks ended January 30, 1994 and $44.3 million, or 15.4% as a percentage of sales, for the thirteen weeks ended January 31, 1993. The increase in selling, general and administrative expenses was attributable to an increase in advertising expenses of approximately $1.0 million and an increase in repairs and maintenance expenses offset by lower utilities expense. For the twenty-six weeks ended January 30, 1994, selling, general and administrative expenses were $90.1 million, or 16.9% of sales, compared to $85.2 million, or 15.8% of sales, for the twenty-six weeks ended January 31, 1993. The increase of $4.9 million is primarily the result of increased occupancy costs and other expenses related to stores opened, acquired or remodeled, and an increase in insurance reserves and advertising expenses, offset by reduced operating costs due to store closings during the last twelve months. The increase as a percentage of sales is attributable to operating costs of stores open in both periods declining at a lesser rate than the rate of sales decline in those stores.

     Depreciation and Amortization. The Company's depreciation and amortization expenses were $6.2 million for the quarter ended January 30, 1994 compared to $5.4 million for the quarter ended January 31, 1993. For the twenty-six weeks ended January 30, 1994 depreciation and amortization was $12.1 million compared to $10.7 million for the twenty-six weeks ended January 31, 1993. The increase in depreciation and amortization is primarily attributable to new stores and major remodels.

     Store Closing and Other Costs. As discussed in Footnote 4 to the condensed financial statements, during its first fiscal quarter the Company recorded a non-recurring charge of $11.0 million. This charge included $1.9 million of costs associated with unsuccessful financing activities, $4.2 million of favorable lease interests written off in connection with the closing of twelve underperforming stores, $4.0 million representing an adjustment to the expected lease liability on closed stores, net of sublease income, and $.9 million of other store closing and related expenses.

     Interest Expense. The Company's net interest expense for the twenty-six weeks ended January 30, 1994 was $22.5 million and $21.9 million for the twenty-six weeks ended January 31, 1993. The increase in interest expense was primarily attributable to higher average outstanding working capital and capital improvement loan balances and increases in capital leases offset slightly by lower interest rates and decreased interest hedge costs.

     Income Taxes. As discussed in Footnote 3 to the condensed financial statements, Financial Accounting Standards Board Statement No. 109 (SFAS 109) was adopted by the Company as of August 2, 1993; however, the adoption of SFAS 109 had no impact on the financial statements of the Company.

                               Financial Condition



     The Company continues to explore alternatives for refinancing approximately $25 million of new store costs (land, building and equipment) advanced through its revolving credit facility. Until such refinancing is completed, availability under the working capital line of the Company's revolving credit facility has been reduced. The Company's sales increase from November through April with the traditional holiday season and the influx of winter residents and visitors and, consequently, inventories normally increase substantially during the second quarter to meet this demand. This year, because of its reduced working capital availability, the Company has had to fund the seasonal inventory build-up by divesting of its profitable investment in forward buy inventories. Management believes that this has cost the Company approximately $1.5 million in the second quarter and will cost the Company between $2.0 million and $2.5 million each quarter until its investment in forward buy inventory can be restored. Additionally, the Company has focused on improving its cash position by managing working capital and reducing capital expenditures, and approximately $6.3 million of cash was generated as a result of closing thirteen underperforming stores throughout the quarter. Inventories typically increase approximately $10 million from fiscal year end through the end of the second quarter. However, as a result of the abovementioned reduction of forward buy inventories and store closings, inventories were actually reduced by $9.4 million during this period without reducing inventory in-stock conditions in the stores.

     The Company's Bank Credit Agreement provides for a revolving credit facility with individual sublimits of $30 million for working capital loans, $25 million for letters of credit and $20 million for capital improvement loans, with a maximum of $60 million outstanding under the total facility at any one time. As of January 31, 1994 the Company had $20.7 million borrowed under the working capital line, $13.7 million in capital improvement loans, and $16.7 million of letters of credit outstanding. As previously disclosed, the Company has retained Morgan Stanley & Co., Incorporated ("Morgan Stanley") to assist in evaluating a number of strategic options for the Company. In this regard, Morgan Stanley has had discussions with several industry participants, a subset of which has expressed an interest in further considering an equity investment in the Company. As these discussions are of a preliminary nature, there can be no assurance as to the timing, terms or ultimate completion of any transaction, but it is the Company's intent to complete any ensuing process prior to the end of its current fiscal year.

     The Company believes that it has always maintained excellent relationships with its suppliers and that a key to this has been its openness in informing the trade of its operating performance and financial condition on an ongoing basis. Management of the Company has willingly met with a committee of credit directors representing the trade, and believes that it has been responsive in answering questions and addressing concerns regarding the Company's financial condition. Management is confident that credit terms will remain substantially consistent with past practices during the period of time it takes to complete the Morgan Stanley engagement; however, if credit with its major suppliers is curtailed to any material extent, the Company's liquidity would decrease.

     The Company's capital expenditures totalled $10.6 million for the twenty-six weeks ended January 30, 1994, over half of which was funded through the capital improvement line and through capitalized store equipment leases, and the remainder through funds generated from operations and borrowings under the working capital line. During this period the Company completed one major remodel of an existing store and continued construction of two new stores begun last summer. One of these stores opened in early February and the second is expected to open in mid-May. The Company's capital expenditure program for the remainder of fiscal 1994 is subject to various factors including, but not limited to, availability of capital, restrictions under various of the Company's debt instruments, and working capital requirements. The Company has previously reported that it will not commence any further new store construction pending the results of Morgan Stanley's engagement, but it is committed to continue its maintenance capital program. In the near term, if the Company were to substantially reduce or postpone its new store program, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     In addition to capital expenditures, the Company has certain fixed obligations during the year, including scheduled principal payments on its long-term debt and cash interest. Although operating cash flow for the year is expected to be significantly below historical levels for the reasons explained above under "Results of Operations," the Company believes that its management of working capital will provide the liquidity to meet its fixed obligations for the current fiscal year.

     Due to the non-recurring charges incurred during the first quarter as well as its operating performance, the Company breached several financial covenants under its Bank Credit Agreement that were subsequently waived by the banks. Certain of these covenants require revision in order that the Company be able to comply on an ongoing basis. It is anticipated that appropriate revisions will be negotiated in connection with the results of the Morgan Stanley engagement.

     The Company has entered into a series of interest rate hedging transactions to reduce its exposure to increases in short-term interest rates on the majority of its floating rate debt. These transactions include swaps and collars and extend through August 1994. The Company estimates the cost to liquidate these contacts to be approximately $2.2 million at January 30, 1994.

Effects of Inflation

     The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

                          Part II - Other Information




Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 6.   Exhibits and Reports on Form 8-K.


    (A)   Exhibits:


Exhibit No.                            Description
- -----------                            -----------



     4.1 Indenture entered into between the Company and First Florida Bank, N.A., relating to the $105 million 14% Subordinated Debentures due February 1, 2001, dated as of February 8, 1989 (previously filed as Exhibit 4.2(a) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

     4.2 Piggyback Registration Rights Agreement between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated February 8, 1989 (previously filed as
                    Exhibit 4.5 to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

     4.3 Indenture entered into between the Company and NCNB National Bank of Florida, as Trustee, relating to the $85 million Senior Floating Rate Notes due August 2, 1996, dated as of September 14, 1989 (previously filed as Exhibit 4.6(a) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

     4.4(a) Indenture entered into between the Company and AmeriTrust Texas, N.A., as Trustee, relating to the $50 Million Senior Notes due 1999 dated as of January 29, 1992 (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended February 2, 1992, which exhibit is hereby incorporated by reference).

Exhibit No.                            Description
- -----------                            -----------


     4.4(b) Registration Rights Agreement dated as of January 29, 1992, between the Company and the purchasers of the Senior Notes due 1999 (previously filed as Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the period ended February 2, 1992, which exhibit is hereby incorporated by reference).

     4.4(c) Indenture Amendment No. 1 entered into between the Company and AmeriTrust Texas, N.A., as Trustee, relating to the Series B Senior Notes due 1999 dated as of July 2, 1992 (previously filed as Exhibit 4.7(c) to the Company's Amendment No. 3 to Registration Statement on Form S-1, Registration No. 33-47324, which exhibit is hereby incorporated by reference).

     10.1(a) Amended and Restated Credit Agreement dated as of September 14, 1989, among the Company, certain lenders, and Security Pacific National Bank, as Agent (previously filed as Exhibit 10.4(g) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

     10.1(a)(i)     Agreement to Amend and Restate the Credit Agreement,
                    dated as of October 12, 1988 among the Company, certain senior lenders, and Security Pacific National Bank, as Agent, dated as of September 14, 1989, among the Company, certain senior lenders and Security Pacific National
                    Bank, as Agent (previously filed as Exhibit 10.1(a)(i) to the Company's Registration Statement on Form S-1,
                    Registration No. 33-65070, which exhibit is hereby incorporated by reference).

     10.1(a)(ii)    Assignment and Acceptance Agreement among the Company,
                    Security Pacific National Bank, and California Federal
                    Bank, dated as of September 14, 1989 (previously filed as Exhibit 10.1(a)(ii) to the Company's Registration
                    Statement on Form S-1, Registration No. 33-65070, which
                    exhibit is hereby incorporated by reference).

     10.1(b) First Amendment to Amended and Restated Credit Agreement and Limited Waiver among the Company, certain lenders, and Security Pacific National Bank, as Agent, dated December 28, 1989 (previously filed as Exhibit 10.4(h) to the Company's Annual Report on Form 10-K for the period ended July 29, 1990, which exhibit is hereby incorporated by reference).

     10.1(c) Second Amendment to Amended and Restated Credit Agreement among the Company, certain lenders, and Security Pacific National Bank, as Agent, dated as of July 10, 1990 (previously filed as Exhibit 10.4(i) to the Company's Annual Report on Form 10-K for the period ended July 29, 1990, which exhibit is hereby incorporated by reference).

Exhibit No.                            Description
- -----------                            -----------


     10.1(d) Third Amendment to Amended and Restated Credit Agreement dated as of November 27, 1990, among the Company, certain lenders, and Security Pacific National Bank, as Agent (previously filed as Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1991, which exhibit is hereby incorporated by reference).

     10.1(e) Fourth Amendment to Amended and Restated Credit Agreement and Limited Waiver among the Company, certain senior lenders, and Security Pacific National Bank, as Agent, dated as of November 25, 1991 (previously filed as Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 1991, which exhibit is hereby incorporated by reference).

     10.1(f) Fifth Amendment to Amended and Restated Credit Agreement and Limited Waiver and Instruction dated as of January 29, 1992, among the Company, certain lenders, and Security Pacific National Bank (previously filed as
                    Exhibit 28.2 to the Company's Quarterly Report on Form 10-Q for the period ended February 2, 1992, which exhibit is hereby incorporated by reference).

     10.1(g) Sixth Amendment to Credit Agreement dated as of January 4, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(g) to the Company's Registration Statement on Form S-1,
                    Registration No. 33-65070, which exhibit is hereby incorporated by reference).

     10.1(h) Limited Waiver dated as of July 1, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(i) to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

     10.1(i) Limited Waiver dated as of December 15, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

     10.2 Form of Indemnity Agreement between the Company and its directors and certain of its officers (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

Exhibit No.                            Description
- -----------                            -----------


     10.3(a) Restated 1988 Management Stock Option Plan (effective for the Plan Years beginning on and after July 30, 1990) (previously filed as Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the period ended July 28, 1991, which exhibit is hereby incorporated by reference).

     10.3(b) Form of Management Stock Option Agreement to be entered into between the Company and certain key employees with respect to options granted for Plan Years beginning on and after July 30, 1990 (previously filed as Exhibit 10.3(b) to the Company's Annual Report on Form 10-K for the period ended July 28, 1991, which exhibit is hereby incorporated by reference).

     10.3(c) Form of Amendment to the Management Stock Option Agreement under the 1988 Restated Management Stock Option Plan dated as of June 19, 1992, entered into between the Company and the holder of each outstanding option granted under the Restated 1988 Management Stock Option Plan (previously filed as Exhibit 10.3(c) to the Company's Annual Report on Form 10-K for the period ended August 2, 1992, which exhibit is hereby incorporated by reference).

     10.3(d) Form of Second Amendment to Stock Option Agreement dated December 1988 under Restated 1988 Management Stock Option Plan, dated as of December 9, 1993, entered into by and between the Company and the holder of each outstanding option granted under the Restated 1988 Management Stock Option Plan for the Plan Year ended July 31, 1989.

     10.3(e) Form of Restricted Stock Agreement to be entered into between the Company and certain key employees with respect to stock issued pursuant to options granted under the Restated 1988 Management Stock Option Plan (previously filed as Exhibit 10.3(d) to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

     10.4(a)        1991 Management Stock Option Plan (previously filed as
                    Exhibit 28.2(a) to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 1991, which exhibit is hereby incorporated by reference).

     10.4(b) Form of Stock Option Agreement entered into between the Company and certain key employees with respect to the options granted pursuant to the 1991 Management Stock Option Plan (previously filed as Exhibit 28.2(b) to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 1991, which exhibit is hereby incorporated by reference).

Exhibit No.                            Description
- -----------                            -----------


     10.4(c) Form of Restricted Stock Agreement to be entered into among the Company, Green Equity Investors, L.P. ("GEI") and certain key employees with respect to stock issued pursuant to options granted pursuant to the 1991 Management Stock Option Plan (previously filed as Exhibit 28.2(c) to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 1991, which exhibit is hereby incorporated by reference).

     10.5 Amended and Restated Kash n' Karry Retirement Estates and Trust dated October 14, 1993, effective as of January 1, 1992 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended August 1, 1993, which exhibit is hereby incorporated by reference).

     10.6           Key Employee Stock Purchase Plan (previously filed as
                    Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

     10.7 Deferred Compensation Agreement dated October 12, 1988, between the Company and Ronald J. Floto (previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

     10.8 Trademark License Agreement dated as of October 12, 1988, between the Company and Lucky Stores, Inc. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

     10.9 Warrant Agreement dated as of October 12, 1988, between the Company and Lucky Stores, Inc. (previously filed as
                    Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

     10.10 Management Bonus Plan (previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

     10.11(a) Mortgage, Fixture Filing, Security Agreement and Assignment of Rents between the Company, as Mortgagor, and Sun Life Insurance Co. of America ("Sun Life"), dated as of September 7, 1989 (previously filed as Exhibit 28.1(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

Exhibit No.                            Description
- -----------                            -----------


     10.11(b) Assignment of Rents and Leases and Other Income between the Company and Sun Life dated as of September 7, 1989 (previously filed as Exhibit 28.1(b) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

     10.11(c) Fixture Financing Statement between the Company and Sun Life filed with the Clerk of Hillsborough County, Florida, on September 11, 1989 (previously filed as
                    Exhibit 28.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

     10.11(d) Partial Release of Mortgage executed by Security Pacific National Bank as of September 7, 1989 (previously filed as Exhibit 28.1(d) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

     10.12(a) Mortgage between the Company, as Mortgagor, and Ausa Life Insurance Company ("Ausa"), as Mortgagee, dated as of November 21, 1989 (previously filed as Exhibit 28.2(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

     10.12(b) Conditional Assignment of Leases, Rents and Contracts between the Company and Ausa dated as of November 21, 1989 (previously filed as Exhibit 28.2(b) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

     10.12(c) Financing Statement between the Company and Ausa filed with the Clerk of Hillsborough County, Florida, on November 22, 1989 (previously filed as Exhibit 28.2(c) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

     10.13(a) Form of Deferred Compensation Agreement dated as of December 21, 1989, between the Company and key employees and a select group of management (KESP) (previously filed as Exhibit 28.3(a) to the Company's Quarterly Report on Form 10-Q for the period ended January 28, 1990, which exhibit is hereby incorporated by reference).

     10.13(b) Form of Deferred Compensation Agreement dated as of December 21, 1989, between the Company and Ronald J. Floto (KESP) (previously filed as Exhibit 28.3(b) to the Company's Quarterly Report on Form 10-Q for the period ended January 28, 1990, which exhibit is hereby incorporated by reference).

Exhibit No.                            Description
- -----------                            -----------


     10.13(c) Master First Amendment to Deferred Compensation Agreements, dated as of November 11, 1991, between the Company and the key employees party thereto (previously filed as Exhibit 28.3 to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 1991, which exhibit is hereby incorporated by reference).

     10.13(d) Master Second Amendment to Deferred Compensation Agreements, dated as of December 30, 1993, between the Company and the key employees party thereto.

     10.14(a) Stockholders Agreement dated as of November 26, 1991, among The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (collectively, the "Fulcrum Partnership"), GEI and the Company (previously filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated November 26, 1991, which exhibit is hereby incorporated by reference).

     10.14(b) Stock Purchase Agreement dated as of November 15, 1991, among the Company, GEI and the Fulcrum Partnerships (previously filed as Exhibit 10.15(b) to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

     10.15 Stockholders Agreement dated as of June 19, 1992, between the Company, GEI and certain employee-stockholders (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the period ended August 2, 1992, which exhibit is hereby incorporated by reference).

     10.16 Stockholders Agreement dated as of May 3, 1993, between the Company, GEI and certain employee-stockholders (previously filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

     10.17 Leave Agreement dated as of November 30, 1992, between the Company and Thomas A. Whipple (previously filed as
                    Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

     10.18 Ronald J. Floto Severance Pay Agreement dated as of February 9, 1994, by and between the Company and Ronald
                    J. Floto.

     10.19 Form of Senior Management Severance Pay Agreement dated as of February 9, 1994, by and between the Company and the key employees party thereto.

    (B)   Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter ended January 30, 1994.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KASH N' KARRY FOOD STORES, INC.



Date:   March 16, 1994                  /s/ Raymond P. Springer
                                        -------------------------------
                                        Raymond P. Springer
                                        Executive Vice President,
                                          Administration



Date:   March 16, 1994                  /s/ Richard D. Coleman
                                        -------------------------------
                                        Richard D. Coleman
                                        Vice President, Controller
                                          and Secretary