Form 10-Q
period 1994-05-01
KASH N KARRY FOOD STORES INC
filed 1994-06-15
CIK 842913

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended May 1, 1994              Commission File No. 33-25621





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



As of June 10, 1994, there were 2,819,589 shares outstanding of the registrant's common stock, $0.01 par value.

                         KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)

                                      ASSETS
                                                         May 1,      August 1,
                                                          1994          1993
                                                       -----------   ---------
Current assets:                                        (Unaudited)
   Cash and cash equivalents                           $  5,551      $  2,145
   Accounts receivable                                    7,112        10,888
   Inventories                                           84,019        95,385
   Prepaid expenses and other current assets             12,698        13,151
                                                       ---------     ---------
      Total current assets                              109,380       121,569
Property and equipment, at cost, less
   accumulated depreciation                             162,730       164,937
Favorable lease interests, less accumulated
   amortization of $13,100 and $7,506                    12,755        18,349
Deferred financing costs, less accumulated
   amortization of $21,812 and $19,622                   13,032        15,153
Excess of cost over net assets acquired, less
   accumulated amortization of $15,580 and $13,457       97,466        99,589
Other assets                                              4,301         3,611
                                                       ---------     ---------
      Total assets                                     $399,664      $423,208
                                                       =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                   $ 38,308      $ 22,628
   Accounts payable                                      41,046        42,561
   Accrued payroll and benefits                           5,912         4,492
   Accrued interest                                       8,042        15,080
   Taxes, other than income                               4,829         5,708
   Other accrued expenses                                12,605        11,963
                                                       ---------     ---------
      Total current liabilities                         110,742       102,432

Long-term debt, less current obligations                324,527       329,262
Other long-term liabilities                              12,606        10,023
Series B Cumulative Preferred Stock of $.01 par
   value and a stated value of $100 a share.
   Authorized 50,000 shares; 38,750 shares outstanding.   3,875         3,875
Series C Convertible Preferred Stock of $.01 par value.
   Authorized 100,000 shares; 77,500 shares outstanding.    775           775

Stockholders' deficit:
   Common Stock of $.01 par value.  Authorized 4,000,000
      shares; 2,819,589 shares outstanding.                  28            28
   Capital in excess of par value                        77,695        77,695
   Accumulated deficit                                 (130,547)     (100,845)
   Less cost of treasury stock - 2,437 shares               (37)          (37)
                                                       ---------     ---------
       Total stockholders' deficit                      (52,861)      (23,159)
                                                       ---------     ---------
       Total liabilities and stockholders' deficit     $399,664      $423,208
                                                       =========     =========
               See accompanying notes to condensed financial statements.

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)



                                  Thirteen Weeks Ended  Thirteen Weeks Ended
                                      May 1, 1994            May 2, 1993
                                  --------------------  --------------------

Sales                                    $279,806              $286,974
Cost of sales                             221,608               225,422
                                         ---------             ---------
   Gross profit                            58,198                61,552

Selling, general and
   administrative expenses                 43,719                43,877
Depreciation and amortization               6,055                 5,740
                                         ---------             ---------
   Operating income                         8,424                11,935

Interest expense                           11,244                11,244
                                         ---------             ---------
   Net income (loss)                       (2,820)                  691

Undeclared dividends on Preferred Stock       116                   116
                                         ---------             ---------
   Income (loss) attributable to
      Common Stock                       $ (2,936)             $    575
                                         =========             =========



                                   Thirty-Nine Weeks     Thirty-Nine Weeks
                                   Ended May 1, 1994     Ended May 2, 1993
                                   -----------------     -----------------

Sales                                    $814,607              $824,747
Cost of sales                             647,524               652,264
                                         ---------             ---------
   Gross profit                           167,083               172,483

Selling, general and
   administrative expenses                133,846               129,100
Depreciation and amortization              18,166                16,398
Store closing and other costs              11,016                   --
                                         ---------             ---------
   Operating income                         4,055                26,985

Interest expense                           33,757                33,131
                                         ---------             ---------
   Net loss                               (29,702)               (6,146)

Undeclared dividends on Preferred Stock       348                   348
                                         ---------             ---------
   Loss attributable to Common Stock     $(30,050)             $ (6,494)
                                         =========             =========

       See accompanying notes to condensed financial statements.

                        KASH N' KARRY FOOD STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                              Thirty-Nine      Thirty-Nine
                                              Weeks Ended      Weeks Ended
                                              May 1, 1994      May 2, 1993
                                              -----------      -----------
Net cash flow from operating activities:
   Net loss                                      $(29,702)       $ (6,146)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating
         activities:
      Depreciation and amortization, excluding
         deferred financing costs                  18,166          16,398
      Store closing and other costs                11,016             --
      Amortization of deferred financing costs      2,190           2,132
      (Increase) decrease in assets:
         Accounts receivable                        3,591          (2,302)
         Inventories                               11,366         (10,782)
         Prepaid expenses and other assets           (418)         (6,557)
      Increase (decrease) in liabilities:
         Accounts payable                          (1,515)          5,666
         Accrued expenses and other liabilities    (8,841)         (9,551)
                                                 ---------       ---------
            Net cash provided (used) by
               operating activities                 5,853         (11,142)
                                                 ---------       ---------

Cash used by investing activities:
   Additions to property and equipment             (8,322)         (9,970)
   Leased/financed asset additions                 (4,519)        (17,357)
   Proceeds from sale of property and equipment       429              83
                                                 ---------       ---------
            Net cash used by investing
               activities                         (12,412)        (27,244)
                                                 ---------       ---------

Cash provided by financing activities:
   Borrowings under revolving loan facility        15,700          36,200
   Additions to obligations under capital leases
      and notes payable                             7,146           9,524
   Repayments on revolving loan facility           (2,900)         (5,000)
   Repayments on term loan facility                (2,925)         (1,721)
   Repayments of other long-term liabilities       (6,076)         (3,625)
   Sale of Common Stock                               --               40
   Repurchase of Common Stock and Preferred Stock     --              (40)
   Other financing activities                        (980)           (602)
                                                 ---------       ---------
            Net cash provided by financing
               activities                           9,965          34,776
                                                 ---------       ---------
Net increase (decrease) in cash and
   cash equivalents                                 3,406          (3,610)
Cash and cash equivalents at beginning of period    2,145           4,479
                                                 ---------       ---------
Cash and cash equivalents at end of period       $  5,551        $    869
                                                 =========       =========
        See accompanying notes to condensed financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


1. The condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1993 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the thirty-nine weeks may not be indicative of the results that may be expected for the fiscal year ending July 31, 1994.

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of May 1, 1994 are presented below:

     Deferred tax assets:
        Inventory, principally due to reserves and
           additional costs inventoried for tax purposes
           pursuant to the Tax Reform Act of 1986            $  1,100
        Insurance and other reserves                            5,500
        Net operating loss carryforward                        33,200
        General business credit carryforward                    1,100
        Charitable contributions carryforward                   2,900
        Other, net                                              2,900
                                                             ---------
                 Total gross deferred tax assets               46,700

           Less valuation allowance                           (46,700)
                                                             ---------
              Net deferred tax assets                        $    --
                                                             =========

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


     Upon adoption of SFAS 109, effective August 2, 1993, the Company determined a valuation allowance requirement in the amount of $36,200. The valuation allowance as of May 1, 1994 has been determined to be $46,700, resulting in a change in the valuation allowance in the amount of $10,500.

4. During the first quarter, the Company recorded a non-recurring charge of $11,016 which reflects expenses associated with a program of closing twelve underperforming stores, reducing administrative staff, and expensing costs associated with unsuccessful financing activities.

5. Cumulative undeclared dividends on Preferred Stock are $2,447 from October 12, 1988 through May 1, 1994.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This analysis should be read in conjunction with the condensed financial statements.

Results of Operations

     Operating cash flow (earnings before interest, taxes, depreciation and amortization and store closing and other costs) for the quarter ended May 1, 1994 was $14.5 million versus $17.7 million for the quarter ended May 2, 1993. Operating cash flow for the thirty-nine weeks ended May 1, 1994 was $33.2 million compared to $43.4 million for the thirty-nine weeks ended May 2, 1993. The decreases in operating cash flow were attributed to the factors indicated below.

     Sales.
                                     Thirteen Weeks    Thirty-Nine Weeks
                                      1994    1993       1994     1993
                                     ------  ------     ------   ------

Sales (in millions)                  $279.8  $287.0     $814.6   $824.7

Change in same store sales            1.42%             (1.61)%

Average sales per
   store week (in thousands)         $213    $191       $197     $186

     Sales have been favorably impacted by additional advertising and promotional activities and the continued strong performance of new stores and recently acquired and remodeled stores. Additionally, the Company continues to experience the least new store openings by traditional competitors in six years. However, sales growth continues to be adversely affected by low overall price inflation and by pricing and promotional changes, particularly in grocery, initiated by certain competitors over the last year. In addition, the Company chose to close seventeen underperforming food stores over the last twelve months as a part of an overall strategic consolidation and upgrade of its store network. The Company was able to mitigate the sales impact of these store closings by transferring a portion of the sales of the closed stores to operating stores.

     Gross Profit. The Company had gross profit of $58.2 million, or 20.8% as a percentage of sales, for the thirteen weeks ended May 1, 1994 and gross profit of $61.6 million, or 21.4% of sales, for the thirteen weeks ended May 2, 1993. The decrease in gross profit is attributable to the impact of lower sales volumes (approximately $1.5 million), and elimination of investment in forward buy inventory (approximately $2.4 million), partially offset by improved perishable margins and efficiencies in product preparation and handling costs. Gross profit was 20.5% of sales for the thirty-nine weeks of operations ended May 1, 1994 and 20.9% of sales for the thirty-nine weeks of operations ended May 2, 1993. The decrease in gross profit for the thirty-nine week period is primarily attributable to the factors indicated above.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $43.7 million, or 15.6% as a percentage of sales, for the thirteen weeks ended May 1, 1994 and $43.9 million, or 15.3% as a percentage of sales, for the thirteen weeks ended May 2, 1993. For the thirty-nine weeks ended May 1, 1994, selling, general and administrative expenses were $133.8 million, or 16.4% of sales, compared to $129.1 million, or 15.7% of sales, for the thirty-nine weeks ended May 2, 1993. The increase of $4.7 million for the comparable thirty-nine week periods is primarily the result of increased occupancy costs and other expenses related to stores opened, acquired or remodeled, and an increase in insurance reserves and advertising expenses, offset by reduced operating costs due to store closings during the last twelve months. The increases as a percentage of sales for the comparable thirteen and thirty-nine week periods are attributable to operating costs of comparable stores declining at a lesser rate than the rate of sales decline in those stores.

     Depreciation and Amortization. The Company's depreciation and amortization expenses were $6.1 million for the quarter ended May 1, 1994 compared to $5.7 million for the quarter ended May 2, 1993. For the thirty-nine weeks ended May 1, 1994 depreciation and amortization was $18.2 million compared to $16.4 million for the thirty-nine weeks ended May 2, 1993. The increase in depreciation and amortization is primarily attributable to new stores and major remodels.

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

     Interest Expense. The Company's net interest expense for the thirty-nine weeks ended May 1, 1994 was $33.8 million and $33.1 million for the thirty-nine weeks ended May 2, 1993. The increase in interest expense was primarily attributable to higher average outstanding working capital and capital improvement loan balances and increases in capital leases offset slightly by lower interest rates and decreased interest hedge costs.

     Income Taxes. As discussed in Footnote 3 to the condensed financial statements, Financial Accounting Standards Board Statement No. 109 (SFAS 109) was adopted by the Company as of August 2, 1993; however, the adoption of SFAS 109 had no impact on the financial statements of the Company.

                               Financial Condition

     The Company's Bank Credit Agreement provides for a revolving credit facility with individual sublimits of $30 million for working capital loans, $25 million for letters of credit and $13.7 million for capital improvement loans, with a maximum of $60 million outstanding under the total facility at any one time. As of May 1, 1994, the Company had $26.9 million borrowed under the working capital line, $13.7 million in capital improvement loans, and $18.2 million of letters of credit outstanding. This year, because of its reduced working capital availability, the Company had to fund its seasonal inventory build-up during the second and third quarters by divesting of its profitable investment in forward buy inventories. Additionally, Green Equity Investors, L.P., the Company's majority shareholder, loaned the Company $2 million in February to improve the Company's liquidity.
Management believes that the reduction of the Company's investment in forward buy inventory reduced gross profit by approximately $1.5 million in the second quarter, approximately $2.4 million in the third quarter, and will reduce gross profit by between $2.0 million and $2.5 million in each quarter until this investment can be restored. Additionally, the Company has focused on improving its cash position by managing working capital as evidenced by an improvement in net cash provided by operating activities of $17.0 million for the thirty-nine weeks ended May 1, 1994 compared to the thirty-nine week period ended May 2, 1993.

     As previously disclosed, the Company has been exploring alternatives for refinancing approximately $30 million of new store costs (land, building and equipment) that has been advanced through, and therefore significantly restricted the ongoing availability of, its revolving credit facility. The Company believes that a significant deleveraging of its balance sheet is necessary to restore its short-term liquidity and provide it with additional capital to re-establish its forward buy program and implement its business plan, which includes opening four to six new stores a year. Therefore, on May 11, 1994, the Company executed an engagement letter with Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), pursuant to which DLJ is acting as financial advisor to the Company in connection with a proposed capital restructuring. On May 12, 1994, the Company met with certain of its bondholders and proposed a restructuring of the capital structure of the Company pursuant to which the maturity of the Senior Floating Rate Notes would be extended from 1996 to 2004; the maturity of the Senior Fixed Rate Notes would be extended from 1999 to 2004 and the interest rate would be reduced from 12 3/8% to 9%; and the Company's outstanding indebtedness represented by the Subordinated Debentures would be exchanged for approximately 84.6% of the outstanding common stock of the Company. Additionally, it was proposed that the interest payments due in August 1994 on these debt instruments be added to the principal amount of the corresponding indebtedness in lieu of cash payments. One existing share-holder, Green Equity Investors, L.P., would invest an additional $10 million in cash in exchange for approximately 15.4% of the outstanding common stock of the Company. The holders of the existing preferred and common stock of the Company, in exchange for their interest, would receive a warrant to acquire an aggregate of 5% (on a fully diluted basis) of the common stock of the Company under certain circumstances. Under the proposal, other existing obligations of the Company, including trade debt, mortgage debt and capitalized lease obligations, would be unaffected. The bondholders have moved quickly to form a single committee of representatives of each of the tranches of debt, and have engaged financial advisors and legal counsel to assist in negotiations with the Company.

     The Company believes that it has always maintained an open relationship with its suppliers and that a key to this has been its willingness to inform the trade of its operating performance and financial condition on an ongoing basis. Management of the Company has met with a committee of credit directors representing the trade, and believes that it has been responsive in answering questions and addressing concerns regarding the Company's financial condition. The Company, the bondholders and the financial advisors to the bondholder committee have emphasized that the Company's suppliers will be unaffected by its recapitalization. Management expects that credit terms will remain substantially consistent with past practices during the period of time it takes to complete the recapitalization; however, if credit with its major suppliers is curtailed, the Company's liquidity would decrease.

     The Company's capital expenditures totalled $12.8 million for the thirty-nine weeks ended May 1, 1994, the majority of which was funded through funds generated from operations, borrowings under the working capital line and through capitalized store equipment leases. During this period the Company completed one major remodel of an existing store and continued construction of two new stores begun last summer. One of these stores opened in early February and the second opened in May. The Company has previously reported that it will not commence any further new store construction pending completion of the recapitalization, but it is continuing its maintenance capital program. In the near term, the Company believes that a reduction or postponement of its new store program would not substantially impact current operations. In the long term, if this program was substantially reduced, management believes that the Company's operations and ultimately its cash flow would be adversely impacted.

     Due to the non-recurring charges incurred during the first quarter as well as its operating performance, at the end of the third quarter the Company had breached several financial covenants under its Bank Credit Agreement. The Company has received all necessary waivers from the banks. However, certain of the covenants will require revision in order that the Company be able to comply on an ongoing basis; and it is anticipated that appropriate revisions will be negotiated in connection with the recapitalization.

     The Company has entered into a series of interest rate hedging transactions to reduce its exposure to increases in short-term interest rates on the majority of its floating rate debt. These transactions include swaps and collars and extend through August 1994. The Company estimates the cost to liquidate these contacts would be approximately $0.9 million at May 1, 1994.

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

                          Part II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 6.   Exhibits and Reports on Form 8-K.


    (A)   Exhibits:

     Exhibit No.      Description


        4.1(a) Indenture entered into between the Company and First Florida Bank, N.A., relating to the $105 million 14% Subordinated Debentures due February 1, 2001, dated as of February 8, 1989 (previously filed as Exhibit 4.2(a) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

        4.1(b) Agreement of Resignation, Appointment and Acceptance dated as of April 11, 1994, by and among the Company, Barnett Bank of Tampa (as successor in interest to First Florida Bank, N.A.), as resigning Trustee, and The Bank of New York, as successor Trustee.

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

       10.1(h) Limited Waiver dated as of July 1, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(i) to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

       10.1(i) Limited Waiver dated as of September 22, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

       10.1(j) Limited Waiver dated as of December 15, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(i) to the Company's Quarterly Report on Form 10-Q for the period ended January 30, 1994, which exhibit is hereby incorporated by reference).

   Exhibit No.      Description

       10.1(k) Seventh Amendment to Credit Agreement dated as of February 1, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

       10.1(l) Limited Waiver dated as of March 11, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

       10.1(m) Eighth Amendment to Credit Agreement dated as of April 12, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

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

       10.3(d) Form of Second Amendment to Stock Option Agreement dated December 1988 under Restated 1988 Management Stock Option Plan, dated as of December 9, 1993, entered into by and between the Company and the holder of each outstanding option granted under the Restated 1988 Management Stock Option Plan for the Plan Year ended July 31, 1989 (previously filed as Exhibit 10.3(d) to the Company's Quarterly Report on Form 10-Q for the period ended January 30, 1994, which exhibit is hereby incorporated by reference).

    Exhibit No.     Description


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

       10.13(c) Master First Amendment to Deferred Compensation Agreements, dated as of November 11, 1991, between the Company and the key employees party thereto (previously filed as Exhibit 28.3 to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 1991, which exhibit is hereby incorporated by reference).

       10.13(d) Master Second Amendment to Deferred Compensation Agreements, dated as of December 30, 1993, between the Company and the key employees party thereto (previously filed as Exhibit 10.13(d) to the Company's Quarterly Report on Form 10-Q for the period ended January 30, 1994, which exhibit is hereby incorporated by reference).

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

   Exhibit No.      Description

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

       10.18 Ronald J. Floto Severance Pay Agreement dated as of February 9, 1994, by and between the Company and Ronald
                    J. Floto (previously filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended January 30, 1994, which exhibit is hereby incorporated by reference).

       10.19 Form of Senior Management Severance Pay Agreement dated as of February 9, 1994, by and between the Company and the key employees party thereto (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the period ended January 30, 1994, which exhibit is hereby incorporated by reference).

       10.20(a) Note and Warrant Purchase Agreement dated as of February 1, 1994, by and between the Company and GEI.

       10.20(b) Stock Purchase Warrants dated as of February 2, 1994, issued by the Company to GEI.


(b)  Reports on Form 8-K:

     On a Form 8-K dated May 12, 1994, the Company reported on its engagement of Donaldson, Lufkin & Jenrette Securities Corporation as financial advisor in connection with a proposed capital restructuring.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KASH N' KARRY FOOD STORES, INC.



Date:   June 15, 1994           /s/ Raymond P. Springer
                                -------------------------------
                                Raymond P. Springer
                                Executive Vice President,
                                  Administration



Date:   June 15, 1994           /s/ Richard D. Coleman
                                -------------------------------
                                Richard D. Coleman
                                Vice President, Controller
                                  and Secretary