Form 10-K
period 1994-07-31
KASH N KARRY FOOD STORES INC
filed 1994-11-10
CIK 842913

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended July 31, 1994         Commission File No. 33-25621


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


        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None


    The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     As of October 14, 1994, there were 2,819,589 shares outstanding of the registrant's common stock, $0.01 par value. Because there is no established market for the voting stock, the aggregate market value of the voting stock of the registrant cannot be determined without unreasonable effort and expense.

     [x] Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        TABLE OF CONTENTS


                                                                  Page Number

PART I

     Item 1.   Business                                                 1

     Item 2.   Properties                                               4

     Item 3.   Legal Proceedings                                        4

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                                  5

PART II

     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                              6

     Item 6.   Selected Financial Data                                  6

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               8

     Item 8.   Financial Statements and Supplementary Data             14

     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                  14

PART III

     Item 10.  Directors and Executive Officers of the
               Registrant                                              42

     Item 11.  Compensation of Executive Officers                      44

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                          47

     Item 13.  Certain Relationships and Related
               Transactions                                            49

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                     50

                                    PART I

Item 1.   Business.

General

     The Company is the third largest food retailer in west central Florida, operating 92 multi-department supermarkets, five conventional supermarkets and 33 liquor stores under the "Kash n' Karry" name and two super warehouse stores under the "Save `n Pack" name, all supported by a centrally-located warehouse and distribution facility. More than one-half of the Company's stores are located in the Tampa-St. Petersburg area, which is Florida's largest retail food sales market, with the balance located between Gainesville, approximately 130 miles to the north, and Bonita Springs, approximately 150 miles to the south. The west central Florida area has a diverse and growing economy, which includes high technology and financial centers, an insurance industry presence, retirement communities, coastal resorts and commercial agricultural activity.

Company Store Profile

     The following table presents a profile of the Company's stores:

                                                        Number of Stores
                                       Square          At Fiscal Year End
                                      Footage (1)     1994    1993   1992
                                  ----------------   ---------------------
Kash n' Karry Food Stores          40,000 - 57,000    50       48      42
                                   25,000 - 39,999    43 (2)   55      57
                                  less than 25,000     5        9      12
Save `n Pack
Super Warehouse Stores             76,000 - 88,000     2        3      --
Kash n' Karry Liquor Stores         1,800 -  2,700    33       35      30

(1)  Includes selling and backroom areas.
(2)  Includes one food store closed subsequent to July 31, 1994.

     Supermarket Stores

     The Company operates 92 multi-department supermarkets, with an average size of 40,000 total square feet. The Company also operates five conventional supermarkets which average approximately 18,000 total square feet. All of the Company's supermarket stores offer a wide selection of items typically sold in grocery stores, including staple groceries, fresh fruits and vegetables, bakery and dairy products, delicatessen items, frozen foods and fresh meats. Each of the Company's supermarket stores also sells certain non-food items such as health and beauty care items, paper and tobacco products, soaps and detergents, drugs, sundries and housewares. The Company's multi-department stores offer, in addition, a wider variety of non-food items, including cosmetics and toiletries, small hardware and a limited selection of soft goods. Most of the Company's multi-department stores also feature expanded perishable goods departments, delicatessens and in-store bakeries and many contain pharmacies and full-service seafood, full-service floral and video rental departments. All of the Company's stores feature national brands and also carry a selection of corporate brand merchandise. Most of the Company's food stores are located in shopping centers. The Company's food stores are open seven days a week, and most operate 24 hours a day.

     Super Warehouse Stores

     In fiscal 1993, the Company acquired three super warehouse stores (one of which was subsequently closed), operating under the Save `n Pack name.
The super warehouse stores, which are 76,000 and 88,000 square feet in size, feature among the lowest prices on basic items carried by supermarkets and are designed to cater to the needs of the low-income household. The assortment of packaged goods carried by the super warehouse stores is more limited than that of a supermarket and is frequently augmented by one-time purchases of specially priced products that may not be available on a regular basis. Store decor is austere compared to that of a traditional supermarket, and product is displayed on warehouse racking and on floor pallets to enhance productivity and promote a low-price impression. The stores provide a full complement of perishable departments which also feature low prices and are frequently self-service, including meat, produce, bakery, deli and fresh seafood. The super warehouse stores operate 24 hours a day, seven days a week.

     Liquor Stores

     Each of the Company's 33 liquor stores is located on property adjacent to one of the Company's supermarket stores and is operated as a department of such store, although, in accordance with Florida law, each liquor store must maintain a separate entrance. The liquor stores offer a wide variety of wines, beers and hard liquors, as well as mixers, soft drinks, snacks, ice and other party accessories and a limited number of traditional grocery items. Sales from the Company's liquor stores represent approximately 2% of the Company's total sales. The Company's liquor stores range in size from 1,800 to 2,700 square feet, and most are open seven days a week.

Purchasing and Distribution

     The Company operates a modern, 687,000 square foot warehouse, distribution and office facility in Tampa with sufficient capacity to service anticipated store expansion for the foreseeable future. Shipments from the Company's warehouse support approximately 75% of total Company sales. The Company has a computerized storage and selection system in the warehouse, which improves efficiency and optimizes capacity. The warehouse enables the Company to reduce costs by purchasing in large quantities and eliminating market intermediaries. The warehouse facility also allows the Company to utilize forward buying strategies, acquiring and storing merchandise that is not immediately required, in order to take advantage of special promotional prices offered by vendors or to purchase prior to impending price increases.

     The Company operates a trucking fleet which delivers all of the merchandise from the Company's warehouse to the Company's stores. This fleet consists of 49 tractors, 84 dry trailers and 56 refrigerated haulers. The Company uses a computerized distribution system to increase the efficiency of its trucking operations and, where practical, to save on delivery charges by transporting to its warehouse products purchased by the Company. None of the Company's stores is more than 150 miles from its warehouse, and the average distance is approximately 46 miles.

     Substantially all products sold, including corporate brand products, are purchased from a large group of unaffiliated suppliers on a spot or short-term basis. Liquor is purchased from several distributors and is shipped directly to the Company's liquor stores. The Company is a large-volume purchaser of grocery products, and its purchases are of sufficient size and volume to qualify for minimum price brackets for most products sold. The Company believes that it has good relations with its suppliers.

Competition

     The food retailing business is highly competitive. The principal competitive factors include store locations, product selection and quality, price, cleanliness of stores, customer service and overall store image. The Company believes, based on its marketing research, that customers perceive the Company as having a favorable low-price image in the markets that it serves and offering a wide variety of quality products and services in a pleasant environment. The Company believes that its competitive strengths include an experienced management team, desirable store locations combined with a strong consumer franchise and efficient warehousing and distribution facilities.

     The Company competes with several national, regional and local supermarket chains, particularly Publix, Winn-Dixie, Albertson's and Food Lion. The Company is also in competition with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, merchandise clubs, discount drugstore chains and discount general merchandise chains. The Company's principal competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the Company's competitive position and financial performance, and the Company's ability to compete may be adversely affected by its high leverage and the limitations imposed by its debt agreements.


Seasonality

     The Company's sales and related inventory levels tend to increase during the winter months due to the holidays, increased tourism and the influx of winter residents and decrease during the summer months.


Personnel

     The Company currently employs approximately 3,500 full-time and 4,900 part-time associates, none of whom is covered by a collective bargaining agreement. The Company believes that it has good relations with its associates.

Trademarks and Licenses

     The Company employs various trademarks, trade names and service marks in its business, including the "Kash n' Karry" logo and trade name. Except for "K Kash n' Karry" and its derivatives, and "We Pledge to Keep Our Customers Coming Back," "So Much More To Pay Less For!," "Kash $aver," "Smart Buy," "Five Star Meat," "Nature Friendly" and "Save `n Pack," the Company does not believe that any of such trademarks or service marks are material to the business of the Company.

     Certain governmental licenses and permits, including alcoholic beverage licenses, health permits and various business licenses, are necessary in the Company's operations. The Company believes it has all material licenses and permits necessary to enable it to conduct its business.

Item 2.   Properties.

     The Company's 97 supermarket stores have an aggregate selling area of approximately three million square feet. Fourteen of the food stores (comprising approximately 549,000 square feet) are owned by the Company. The remaining 83 supermarket stores are leased by the Company. Six of the leased stores are operated under long-term ground leases with the Company owning the improvements at such locations. Seventeen leases expire during the next five years, with the Company having options to renew all but two. Most of the Company's food store leases have minimum rentals with additional rentals based on a percentage of sales.

     The Company's two Save `n Pack super warehouse stores have an aggregate selling area of approximately 119,000 square feet. One of the stores is leased, with the other store operated under a long-term ground lease with the Company owning the improvements at the location. Neither of the leases expires within the next five years.

     The Company's liquor stores have an aggregate selling area of approximately 53,000 square feet. Four of the liquor stores are owned by the Company. The remaining 29 liquor stores are leased by the Company. One of the leases expires during the next five years, with the Company having an option to renew.

     The Company's warehouse, distribution and office facility is located on
53.6 acres of land, which the Company owns.

Item 3.   Legal Proceedings.

     Since May 12, 1994, representatives of the Company have engaged in discussions with certain holders of the Company's Senior Floating Rate Notes due August 2, 1996 (the "Old Senior Floating Rate Notes"), its 12 3/8% Senior Fixed Rate Notes due February 1, 1999 (the "Old Senior Fixed Rate Notes"), and its 14% Subordinated Debentures due February 1, 2001 (the "Old Subordinated Debentures"), (those holders being hereinafter referred to as the "Unofficial Bondholders' Committee"), with respect to a proposed capital restructuring of the Company.

     On July 27, 1994, the Company and the Unofficial Bondholders' Committee agreed in principle to a restructuring of the Company (the "Restructuring"), which would be implemented through the consummation of a "prepackaged" plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). Under the terms of the Plan:

     (1) Each $1,000 principal amount of the Company's Old Senior Floating Rate Notes would be exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the petition date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

     (2) Each $1,000 principal amount of the Company's Old Senior Fixed Rate Notes would be exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the petition date, or, at such holder's election,
(b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

     (3) the Old Subordinated Debentures would be exchanged for newly-issued common stock of the Company representing 85 percent of the common stock to be outstanding on the effective date of the Plan (the "Effective Date");

     (4) Green Equity Investors, L.P., would invest $10 million cash in exchange for newly-issued common stock of the Company representing 15 percent of the common stock to be outstanding on the Effective Date;

     (5) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company would be extinguished; and

     (6) the rights of trade creditors and other secured creditors of the Company would be unimpaired.

     On September 3, 1994 the Company mailed a disclosure statement to solicit acceptances of the Plan from all creditors that would be impaired under the Plan and a supplementary disclosure statement was mailed on October 29, 1994. As a result of this solicitation, the voting requirements prescribed by Section 1126 of the Bankruptcy Code were satisfied, and the Company filed with the Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on November 9, 1994, and is seeking, as promptly as is practicable, confirmation by the Bankruptcy Court of the Plan.

     Consummation of the Restructuring will be subject to a number of contingencies, including confirmation of the Plan by the Bankruptcy Court, and there can be no assurance as to when the Restructuring will be consummated, or whether it will be consummated as contemplated in the Plan.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary and routine litigation incidental to its business.

Item 4.   Submission of Matters to a Vote of Security Holders.

     By written consent dated July 29, 1994, Green Equity Investors, L.P., the holder of 1,716,967 shares of common stock of the Company, removed Ronald
J. Floto as a member of the Board of Directors effective immediately. On August 1, 1994, in a special telephonic meeting of the Board of Directors, Anthony R. Petrillo was elected to fill the unexpired term of Mr. Floto. After that written consent and Board meeting, Mr. Petrillo, Leonard I. Green, Christopher V. Walker, Jennifer Holden Dunbar, Edward W. Gibbons, Thomas A. Whipple, Raymond P. Springer, and Dennis V. Carter continued as directors.

     On August 3, 1994, pursuant to Section 228(d) of the General Corporation Law of the State of Delaware, notice of the written consent was given to all holders of record of common stock of the Company. On August 11, 1994, the Company filed a Form 8-K with respect to the foregoing and other events occurring on and after July 27, 1994.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     There is no established public trading market for the Company's only class of common equity, the $.01 par value Common Stock.

     As of October 14, 1994, there were 28 record holders of Common Stock of the Company.

     No cash dividends have been declared on the Common Stock of the Company since its issuance, and management anticipates that no cash dividends will be declared in the foreseeable future. The Company's ability to declare cash dividends on its Common Stock is materially limited by the rights and privi-leges of the holders of the Company's Series B Cumulative Preferred Stock (the "Series B Preferred Stock") to be paid current and accumulated dividends prior to the payment of cash dividends to holders of Series C Common Equivalent Convertible Preferred Stock (the "Series C Preferred Stock") and Common Stock, and by the restrictions set forth in the Company's Bank Credit Agreement and the various debt securities issued by the Company.





Item 6.   Selected Financial Data.

     The following selected balance sheet data as of the fiscal years ended on the Sunday nearest to July 31, 1994, 1993, 1992, 1991, and 1990, and the related statements of operations and other data for each of the fiscal years ended on the Sunday nearest to July 31, 1994, 1993, 1992, 1991, and 1990, are derived from the audited financial statements of the Company. Such financial statements, and the report thereon, for the 1994, 1993, and 1992 fiscal years are included elsewhere in this document, and should be read in conjunction with this selected financial data and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The operating data have been derived from the Company's management reporting records.

                                        Fiscal Year
                                        -----------
                         1994       1993      1992(A)     1991       1990
                         ----       ----      -------     ----       ----
                                   (Dollar amounts in thousands)
Statements of Operations Data:
   Merchandise sales $1,065,165 $1,086,125 $1,071,038 $1,059,636 $1,039,209
   Cost of sales        845,597    856,156    848,441    842,687    831,644
                     ---------- ---------- ---------- ---------- ----------
   Gross profit         219,568    229,969    222,597    216,949    207,565
   Selling, general
      and admini-
      strative expenses 176,945    175,177    164,897    159,359    151,970
   Depreciation and
      amortization       24,112     23,455     20,132     54,435     31,416
   Store closing and
      other costs        11,016        --         --         --         --
                     ---------- ---------- ---------- ---------- ----------
   Operating income       7,495     31,337     37,568      3,155     24,179
   Interest expense, net 45,390     43,257     44,869     45,610     50,692
                     ---------- ---------- ---------- ---------- ----------
         Loss before
         extraordinary
         gain           (37,895)   (11,920)    (7,301)   (42,455)   (26,513)
   Extraordinary gain       --         --          --      3,427        943
                     ---------- ---------- ---------- ---------- ----------
         Net loss    $  (37,895)$  (11,920)$   (7,301)$  (39,028)$  (25,570)
                     ========== ========== ========== ========== ==========
         Loss attribu-
            table to
            common
            stock    $  (38,359)$  (12,384)$   (7,775)$  (44,427)$  (30,969)
                     ========== ========== ========== ========== ==========

Balance Sheet Data:
   Total assets      $  389,893 $  423,208 $  399,419 $  401,860 $  445,204
   Inventories           76,094     95,385     91,226     92,451     92,474
   Property and
      equipment, net    160,491    164,937    145,372    146,513    148,100
   Working capital      (12,747)    19,137     26,031     15,684     11,959
   Long-term debt and
      capital leases    317,381    329,262    310,404    324,864    326,734
   Preferred stock        4,650      4,650      4,650     45,991     45,991
   Stockholders' deficit(61,054)   (23,159)   (11,239)   (72,640)   (33,609)

Other Data:
   Capital expendi-
      tures          $   15,471 $   37,703 $   15,385 $   15,672 $   16,079

Operating Data:
   Food stores open
      at the end of period  100(B)     115        111        113        112
   Average selling
      square feet during
      period (in
      thousands)          3,084      3,100      2,970      2,949      2,918
(A)  Fifty-three weeks of operations.
(B) Includes one food store closed by the Company subsequent to July 31, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This analysis should be read in conjunction with the financial statements and related notes included elsewhere in this document. The Company follows a 52/53 week fiscal year ending on the Sunday nearest to July
31. Therefore, the fiscal year ended August 2, 1992 included fifty-three weeks of operations. Historical results of operations are given for the Company's fiscal years ended July 31, 1994, August 1, 1993 and August 2, 1992 (respectively, the "1994, 1993, and 1992 Fiscal Years").

     The Company acquired substantially all of its assets in October 1988. The acquisitions were accounted for as purchases and the assets were recorded at fair market value based on independent appraisals, resulting in an increase in the carrying value of the assets of approximately $215.4 million. The write-up was allocated to property and equipment ($22.6 million), favorable lease interests ($26.2 million), depreciable intangible assets ($53.6 million), and excess of cost over net assets acquired ($113.0 million). As a result, the Company has since incurred a significant amount of noncash charges. In addition, during the first quarter of 1994, the Company recorded a non-recurring charge of $11.0 million which reflects expenses associated with a program of closing twelve underperforming stores and expensing costs associated with unsuccessful financing activities. Therefore, the Company believes that the most relevant measure of its operating results is earnings before interest and taxes after adding back such noncash and non-recurring charges:

                                  Fifty-two      Fifty-two      Fifty-three
                                 Weeks Ended    Weeks Ended     Weeks Ended
                                July 31, 1994  August 1, 1993  August 2, 1992
                                -------------  --------------  --------------
                                            (Dollars in Thousands)

Operating income                  $ 7,495          $31,337        $37,568
Depreciation and amortization      24,112           23,455         20,132
Store closing and other costs      11,016              --             --
                                  -------          -------        -------
Operating cash flow
   (EBITDA)                       $42,623          $54,792        $57,700
                                  =======          =======        =======

Depreciation of property and equipment and amortization of property under capital leases includes depreciation of the Company's plant and equipment over the useful lives of such assets and amortization of property under capital leases over the lease terms. Favorable lease interests are amortized on the straight-line method over the average life of the favorable leases at the date of acquisition, which was approximately 20 years. Excess of cost over net assets acquired represents the excess of amounts paid over the fair value of net assets acquired and is being amortized over forty years. Depreciable intangible assets were recorded at fair market value based on independent appraisals at the date of acquisition and were completely amortized prior to the 1994 Fiscal Year.

Overview

     During the three year period ended July 31, 1994, the Company opened seven new food stores, acquired one food store and three super warehouse food stores (operating under the "Save `n Pack" name), and completed major expansion remodels on three existing food stores. However, sales growth has been constrained primarily by the opening of 54 competitive supermarkets and the closing of 24 of the Company's stores during this three year period. The Company experienced a net loss in each of the 1994, 1993 and 1992 Fiscal Years primarily due to depreciation and amortization resulting from and interest costs associated with financing the 1988 acquisition of the Kash n' Karry and Superx stores.

     The Company is in a loss position for income tax purposes, and no provision has been made for income taxes. The adoption of Statement of Financial Accounting Standards No. 109 had no significant impact on the Company's financial statements.

     The following table sets forth certain items from the Company's Statements of Operations as a percentage of sales for the periods indicated:

                                Fifty-two       Fifty-two       Fifty-three
                               Weeks Ended     Weeks Ended      Weeks Ended
                              July 31, 1994   August 1, 1993   August 2, 1992
                              -------------   --------------   --------------

Sales                            100.00%          100.00%          100.00%
Gross profit                      20.6%            21.2%            20.8%
Selling, general
   and administrative expenses    16.6%            16.1%            15.4%
Depreciation and amortization      2.3%             2.2%             1.9%
Interest expense                   4.3%             4.0%             4.2%
Net loss                          -3.6%            -1.1%            -0.7%
Operating cash flow (EBITDA)       4.0%             5.0%             5.4%


Results of Operations of the Company

     The Company generated operating cash flow of $42.6 million for the 52 weeks ended July 31, 1994, compared to operating cash flow of $54.8 million for the 52 weeks ended August 1, 1993 and $57.7 million for the 53 weeks ended August 2, 1992.

     Sales
                                  Fifty-two       Fifty-two     Fifty-three
                                 Weeks Ended     Weeks Ended    Weeks Ended
                                July 31, 1994   August 1, 1993 August 2, 1992
                                -------------   -------------- --------------

Sales (in millions)                 $1,065           $1,086         $1,071

Number of stores:
  Food stores opened or acquired         2                8              1
  Food stores closed                    17                4              3
  Expansion remodels                     1                2             --
  Total food stores at period end      100(1)           115            111

Average selling square
  feet during year (in thousands)    3,084            3,100          2,970
Average sales per store
   week (in thousands)                $196             $183           $181

(1)  Includes one store closed subsequent to July 31, 1994.

     The Company has maintained a relatively stable level of sales during the three year period. Sales have been positively impacted by opening and acquiring new stores, expanding and upgrading existing stores and increasing promotional activities and advertising expenditures. However, sales have been adversely affected by a weak economy, price deflation in certain commodities, ongoing competitive new store and remodel activity, pricing and promotional changes by certain competitors, and the closings of 24 of the Company's stores. Store closings negatively impact sales, but do not cause a substantial adverse impact on the Company's operating cash flow.

     Gross Profit. Gross profit as a percentage of sales was 20.6% in the 1994 Fiscal Year, 21.2% in the 1993 Fiscal Year, and 20.8% in the 1992 Fiscal Year. The decrease in gross profit as a percentage of sales from the 1993 Fiscal Year to the 1994 Fiscal Year is attributable to the impact of eliminating investment in forward buy inventory (estimated to be approximately 57 basis points), lower promotional funds, and generally lower retail prices, partially offset by improved perishable margins and efficiencies in product preparation and handling. The improvement from the 1992 Fiscal Year to the 1993 Fiscal Year is primarily attributable to additional promotional funds and increasing efficiencies in product acquisition and warehousing and distribution operations, partially offset by low inflation and the competitive factors mentioned above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses of the Company, as a percentage of sales, were 16.6% in the 1994 Fiscal Year, 16.1% in the 1993 Fiscal Year, and 15.4% in the 1992 Fiscal Year. The increase of $1.8 million from the 1993 Fiscal Year to the 1994 Fiscal Year is primarily the result of increased occupancy costs and other expenses related to stores opened, acquired or remodeled, and an increase in insurance reserves and advertising expenses, offset by reduced operating costs due to store closings. The increase as a percentage of sales is attributable to operating costs of comparable stores in the aggregate declining at a lesser rate than the rate of sales decline in those stores. The increase, as a percentage of sales, for the 1993 Fiscal Year compared to the 1992 Fiscal Year is primarily attributable to certain expenses, such as employee benefits, utilities, and repairs and maintenance, which have increased at a faster rate than the rate of growth in sales, offset partially by lower average cost per hour and improved labor productivity in the stores.

     Depreciation and Amortization. The Company's depreciation and amorti-zation expenses were $24.1 million, or 2.3% of sales, for the 1994 Fiscal Year; $23.5 million, or 2.2% of sales, for the 1993 Fiscal Year; and $20.1 million, or 1.9% of sales, for the 1992 Fiscal Year. The increase in depreciation and amortization for the three year period is attributable to the new stores and major remodels, and accelerated amortization of favorable lease interests on certain stores closed during the period.

     Interest Expense.            Fifty-two      Fifty-two      Fifty-three
                                 Weeks Ended    Weeks Ended     Weeks Ended
                                July 31, 1994  August 1, 1993  August 2, 1992
                                -------------  --------------  --------------
                                               (In Thousands)
     Interest expense              $42,917         $41,211         $42,292
     Amortization of deferred
        financing costs              2,950           2,850           2,932
     Capitalized interest             (477)           (804)           (355)
                                   -------         -------         -------
         Interest expense, net     $45,390         $43,257         $44,869
                                   =======         =======         =======

     Interest expense for the 1994 Fiscal Year was primarily comprised of interest under the Bank Credit Agreement, the Senior Floating Rate Notes, the Senior Fixed Rate Notes, the Subordinated Debentures, various mortgages and capital leases. The increase in interest expense for the 1994 Fiscal Year is primarily attributable to increased average borrowings under the revolving credit facility, additional capital leases on store equipment, and slightly higher interest rates on bank borrowings.

     Losses. For the reasons set forth above, the Company experienced net losses of $37.9 million for the 1994 Fiscal Year, $11.9 million for the 1993 Fiscal Year, and $7.3 million for the 1992 Fiscal Year.

     Income Taxes. The Company is in a loss position for income tax purposes,and no provision has been made for income taxes. The adoption of Statement of Financial Accounting Standard No. 109 had no significant impact on the Company's financial statements.

Liquidity and Capital Resources

     Prior to July 31, 1994, the Company's Bank Credit Agreement provided for a revolving credit facility with individual sublimits of $30.0 million for working capital loans, $25.0 million for letters of credit and $13.7 million for capital improvement loans, with a maximum of $60.0 million outstanding under the total facility at any one time. As of July 31, 1994, the Company had $28.7 million borrowed under the working capital line, $13.7 million in capital improvement loans, and $16.4 million of letters of credit outstanding. On August 1, 1994, the outstanding balance of capital improvement loans converted to term loans amortizing to maturity in April 1996, and the revolving credit facility was reduced to provide for a maximum outstanding balance under the facility of $50.0 million. This year, because of its reduced availability under the working capital facility, the Company had to fund its seasonal inventory build-up during the second and third quarters by divesting of its profitable investment in forward buy inventories. Additionally, Green Equity Investors, L.P., the Company's majority shareholder, loaned the Company $2.0 million in February to improve the Company's liquidity. Management believes that the reduction of the Company's investment in forward buy inventory reduced gross profit by approximately $1.5 million in the second quarter, approximately $2.4 million in the third quarter, and approximately $2.2 million in the fourth quarter. However, the Company has offset this negative impact on cash flow by converting working capital to cash, as indicated below:

                                                          Increase/(Decrease)
                                                          in Cash Generated
                                 July 31,      August 1,     from Changes
                                   1994           1993    in Working Capital
                                 --------      ---------  ------------------
                                             (In Thousands)
Accounts receivable              $ 8,084        $10,888        $ 2,804
Inventory                         76,094         95,385         19,291
Prepaid expenses
   and other current assets       12,805         13,151            346
Accounts payable                  34,908         42,561         (7,653)
Accrued expenses                  38,934         37,243          1,691
                                                                ------
                                                               $16,479
                                                                ======

Since the end of the fiscal year, the Company has further improved its liquidity by continuing to manage working capital, instituting a payment moratorium on interest due on the Senior Fixed Rate Notes, Senior Floating Rate Notes, and Subordinated Debentures, and reducing expenses, allowing it to begin investing in forward buy inventory on a limited basis.

     As previously disclosed, the Company has been unsuccessful in refinancing approximately $35.0 million of new store costs (land, building and equipment) that has been advanced through, and therefore significantly restricted the ongoing availability of, its revolving credit facility. The Company believes that a significant deleveraging of its balance sheet is required in order to improve its short-term liquidity and provide it with additional capital to fully re-establish its forward buy program and implement its business plan. Therefore, on May 11, 1994, the Company executed an engagement letter with Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), pursuant to which DLJ is acting as financial advisor to the Company in connection with a proposed capital restructuring, and on May 12, 1994, the Company met with certain of its bondholders and proposed such a restructuring.

     On July 27, 1994, the Company and the Unofficial Bondholders' Committee consisting of a significant percentage of the holders of its Senior Fixed Rate Notes, Senior Floating Rate Notes, and Subordinated Debentures agreed in principle to a restructuring of the Company (the "Restructuring"), which would be implemented through the consummation of a "prepackaged" plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). Under the terms of the Plan:

     (1) Each $1,000 principal amount of the Company's Old Senior Floating Rate Notes would be exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the petition date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

     (2) Each $1,000 principal amount of the Company's Old Senior Fixed Rate Notes would be exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the petition date, or, at such holder's election,
(b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

     (3) the Old Subordinated Debentures would be exchanged for newly-issued common stock of the Company representing 85 percent of the common stock to be outstanding on the effective date of the Plan (the "Effective Date");

     (4) Green Equity Investors, L.P., would invest $10 million cash in exchange for newly-issued common stock of the Company representing 15 percent of the common stock to be outstanding on the Effective Date;

     (5) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company would be extinguished; and

     (6) the rights of trade creditors and other secured creditors of the Company would be unimpaired.

     On July 27, 1994, the Company also obtained a commitment from BankAmerica Business Credit, Inc. to provide the Company with debtor-in-possession financing in the form of a revolving credit facility of up to $40 million, subject to certain terms and conditions. However, there can be no assurance that the Bankruptcy Court will approve the debtor-in-possession financing.

     On September 3, 1994, the Company began to solicit acceptances of the Plan from all creditors that would be impaired under the Plan. Subsequently, the Company received commitments from CIT Group/Business Credit Inc. and its existing bank lenders to provide a new 3-year $35 million term loan facility and a new 3-year $50 million revolving credit facility (the "Exit Bank Financing"). The Company has agreed to limit the debtor-in-possession financing described above to the difference between the commitment for the Exit Bank Financing and the current commitments under the existing Bank Credit Agreement. A supplemental disclosure statement describing the Exit Bank Financing was mailed on October 29, 1994. As a result of this solicitation, the voting requirements prescribed by Section 1126 of the Bankruptcy Code were satisfied, and the Company filed with the Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on November 9, 1994, and is seeking, as promptly as is practicable, confirmation by the Bankruptcy Court of the Plan.

     The Restructuring will have an immediate beneficial impact on the Company's financial condition. See "Pro Forma Financial Statements." In the absence of the Restructuring, the Company would be unable to make a substantial portion of its scheduled principal and cash interest payments on its existing indebtedness. However, consummation of the Restructuring will be subject to a number of contingencies, including confirmation of the Plan by the Bankruptcy Court, and there can be no assurance as to when the Restructuring will be consummated, or whether it will be consummated as contemplated in the Plan. There are certain tax benefits to completing the Restructuring prior to December 31, 1994, and it is the intent of both the Company and the Unofficial Bondholders' Committee to meet this important deadline.

     The Company's capital expenditures totalled $15.5 million for the 1994 Fiscal Year, the majority of which was funded through funds generated from operations, borrowings under the working capital line and through capitalized store equipment leases. During this period the Company completed one major remodel of an existing store and completed construction of two new stores begun last summer. The Company previously reported that it will not commence any further new store construction pending completion of the Restructuring, but it is continuing its maintenance capital program. Beginning August 1, 1994, the Company implemented a new business strategy to improve the Company's financial performance. The focus is to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores. To that end, the Company expects that capital expenditures (excluding capital expenditures expected to be refinanced) for its 1995 Fiscal Year will total approximately $7.4 million.

     Due to the non-recurring charges incurred during the first quarter as well as its operating performance, the Company breached several financial covenants under its Bank Credit Agreement for each of the reporting periods during the fiscal year ended July 31, 1994. However, the Company has received all necessary waivers from the banks. Additionally, the Company did not pay $2,510,747, $3,093,750, and $7,350,000 in interest due in August 1994 on the Senior Floating Rate Notes, the Senior Fixed Rate Notes, and the Subordinated Debentures, respectively. As provided under the terms of the Restructuring, all interest on the Senior Floating Rate Notes and the Senior Fixed Rate Notes which is accrued and unpaid as of the date the Company filed its voluntary petition with the Bankruptcy Court shall be capitalized into New Senior Floating Rate Notes or New Senior Fixed Rate Notes and all interest which is accrued and unpaid on the Subordinated Debentures will be converted into equity.

     The Company has entered into a series of interest rate hedging transactions to reduce its exposure to increases in short-term interest rates on the majority of its floating rate debt. These transactions include swaps and collars and extend through August 1995. The Company estimates the cost to liquidate these contracts would be approximately $2.6 million at July 31, 1994.

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

Item 8.   Financial Statements and Supplementary Data.

     The financial statements and supplementary data for the Company begin on page 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                         Independent Auditors' Report



The Board of Directors
Kash n' Karry Food Stores, Inc.:

We have audited the accompanying balance sheets of Kash n' Karry Food Stores, Inc. as of July 31, 1994 and August 1, 1993, and the related statements of operations, stockholders' deficit, and cash flows for the fifty-two weeks ended July 31, 1994 and August 1, 1993, and fifty-three weeks ended August 2, 1992. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed under Item 14 of
Part IV in the Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kash n' Karry Food Stores, Inc. at July 31, 1994 and August 1, 1993, and the results of its operations and its cash flows for the fifty-two weeks ended July 31, 1994 and August 1, 1993, and fifty-three weeks ended August 2, 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that Kash n' Karry Food Stores, Inc. will continue as a going concern. However, Kash n' Karry Food Stores, Inc. has suffered recurring losses from operations and has a net capital deficiency. As discussed in note 1 to the financial statements, Kash n' Karry Food Stores, Inc. filed a pre-packaged petition under Chapter 11 of the United States Bankruptcy Code on November 9, 1994. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG Peat Marwick LLP
- -----------------------------------
Tampa, Florida
September 16, 1994, except with respect to notes 1
   and 5, which are as of November 9, 1994

                        KASH N' KARRY FOOD STORES, INC.
                                BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)

                                    ASSETS
                                                  July 31,       August 1,
                                                    1994           1993
                                                  --------       ---------
Current assets:
   Cash and cash equivalents                      $  6,852       $  2,145
   Accounts receivable                               8,084         10,888
   Inventories                                      76,094         95,385
   Prepaid expenses and other current assets        12,805         13,151
                                                  --------       --------
      Total current assets                         103,835        121,569
Property and equipment, at cost, net               160,491        164,937
Favorable lease interests, less accumulated
   amortization of $13,543 and $7,506               12,312         18,349
Deferred financing costs, less accumulated
   amortization of $22,572 and $19,622              12,630         15,153
Excess of cost over net assets acquired, less
   accumulated amortization of $16,288 and $13,457  96,758         99,589
Other assets                                         3,867          3,611
                                                  --------       --------
      Total assets                                $389,893       $423,208
                                                  ========       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt              $ 42,740       $ 22,628
   Accounts payable                                 34,908         42,561
   Accrued expenses                                 38,934         37,243
                                                  --------       --------
      Total current liabilities                    116,582        102,432

Long-term debt, less current portion               317,381        329,262
Other long-term liabilities                         12,334         10,023
Series B Cumulative Preferred Stock of $.01
   par value and a stated value of $100 a share.
   Authorized 50,000 shares; 38,750 shares
   outstanding.                                      3,875          3,875
Series C Convertible Preferred Stock of $.01
   par value. Authorized 100,000 shares; 77,500
   shares outstanding.                                 775            775

Stockholders' deficit:
   Common Stock of $.01 par value. Authorized
      4,000,000 and 3,200,000 shares; 2,819,589
      shares outstanding.                               28             28
   Capital in excess of par value                   77,695         77,695
   Accumulated deficit                            (138,740)      (100,845)
   Less cost of Treasury Stock - 2,437 shares          (37)           (37)
                                                  --------       --------
      Total stockholders' deficit                  (61,054)       (23,159)
                                                  --------       --------
      Total liabilities and stockholders' deficit $389,893       $423,208
                                                  ========       ========
               See accompanying notes to financial statements.

                             KASH N' KARRY FOOD STORES, INC.
                                STATEMENTS OF OPERATIONS
                                     (In Thousands)



                                    Fifty-two      Fifty-two    Fifty-three
                                   Weeks Ended    Weeks Ended   Weeks Ended
                                  July 31, 1994 August 1, 1993 August 2, 1992
                                  ------------- -------------- --------------

Sales                              $1,065,165      $1,086,125     $1,071,038

Cost of sales                         845,597         856,156        848,441
                                   ----------      ----------     ----------

    Gross profit                      219,568         229,969        222,597

Selling, general and administrative
  expenses                            176,945         175,177        164,897
Depreciation and amortization          24,112          23,455         20,132
Store closing and other costs          11,016             --             --
                                   ----------      ----------     ----------
    Operating income                    7,495          31,337         37,568

Interest expense (net of interest
  income of $4, $1 and $25)            45,390          43,257         44,869
                                   ----------      ----------     ----------
    Net loss                          (37,895)        (11,920)        (7,301)

Undeclared dividends on
   Preferred Stock                        464             464            474
                                   ----------      ----------     ----------

    Loss attributable to
        Common Stock               $  (38,359)     $  (12,384)    $   (7,775)
                                   ==========      ==========     ==========


















              See accompanying notes to financial statements.

                           KASH N' KARRY FOOD STORES, INC.
                         STATEMENT OF STOCKHOLDERS' DEFICIT
                          Fiscal Years Ended July 31, 1994,
                          August 1, 1993 and August 2, 1992
                            (Dollar Amounts In Thousands)


                                   Capital
                                  in Excess
                           Common   of Par  Accumulated Treasury
                           Stock    Value     Deficit     Stock    Total
                           ------ --------- ----------- --------  ---------

Balance at July 28, 1991    $  9   $ 8,994   $(81,624)   $ (19)   $(72,640)

Purchase of 250 shares
   for Treasury               --       --         --        (3)         (3)

Reclassification of Series
   A Preferred Stock to       --    40,000        --       (11)     39,989
   Common Stock

Conversion of 11,250 shares
   of Series B Preferred
   Stock and 22,500 shares
   of Series C Preferred
   Stock to 22,500 shares
   of Common Stock            --     1,350        --        --       1,350

Sale of 1,859,531 shares
   of Common Stock for cash   19    27,347        --        --      27,366

Loss for period               --       --      (7,301)      --      (7,301)
                            ----   -------  ---------    -----    --------

Balance at August 2, 1992   $ 28   $77,691   $(88,925)   $ (33)   $(11,239)

Purchase of 2,713 shares
   for Treasury               --       --         --       (40)        (40)

Sale of 2,436 shares
   of Treasury Stock          --        4         --        36          40

Loss for period               --       --     (11,920)      --     (11,920)
                            ----   -------  ---------    -----    --------

Balance at August 1, 1993   $ 28   $77,695  $(100,845)   $ (37)   $(23,159)

Loss for period               --       --     (37,895)      --    $(37,895)
                            ----   -------  ---------    -----    --------

Balance at July 31, 1994    $ 28   $77,695  $(138,740)   $ (37)   $(61,054)
                            ====   =======  =========    =====    ========



                See accompanying notes to financial statements.

                            KASH N' KARRY FOOD STORES, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In Thousands)



                                     Fifty-two     Fifty-two    Fifty-three
                                    Weeks Ended   Weeks Ended   Weeks Ended
                                   July 31, 1994 August 1,1993 August 2, 1992
                                   ------------- ------------- --------------

Net cash flows from
   operating activities:
   Net loss                         $  (37,895)    $ (11,920)    $  (7,301)
   Adjustments to reconcile
      net loss to net cash
      provided by operating
      activities:
      Depreciation and amortization,
         excluding deferred
         financing costs                24,112        23,455        20,132
      Store closing and other costs     11,016           --            --
      Amortization of deferred
         financing costs                 2,950         2,850         2,932
      Senior Subordinated Extendible
         Reset Notes ("Reset Notes")
         issued in lieu of cash interest   --            --          2,222
      (Increase) decrease in assets:
         Accounts receivable             2,804        (3,778)       (2,090)
         Inventories                    19,291        (4,159)        1,225
         Prepaid expenses and
            other assets                  (278)       (5,426)         (842)
      Increase (decrease) in liabilities:
         Accounts payable               (7,653)        3,722          3,283
         Accrued expenses and
            other liabilities           (1,565)       (3,684)           822
                                     ---------     ---------       --------
            Net cash provided by
               operating activities     12,782         1,060         20,383
                                     ---------     ---------       --------

Cash provided (used) by investing
   activities:
   Additions to property and equipment (10,942)      (13,103)       (11,660)
   Leased asset additions               (4,529)      (24,600)        (3,725)
   Sale of property and equipment          504            91            570
                                     ---------     ---------       --------
         Net cash used by investing
            activities                 (14,967)      (37,612)       (14,815)
                                     ---------     ---------       --------

                          KASH N' KARRY FOOD STORES, INC.
                             STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                (In Thousands)



                                     Fifty-two     Fifty-two    Fifty-three
                                    Weeks Ended   Weeks Ended   Weeks Ended
                                   July 31, 1994 August 1,1993 August 2, 1992
                                   ------------- ------------- --------------


Cash provided (used) by financing
   activities:
   Borrowings under term and
      revolving loan facilities         17,700        38,100          16,000
   Additions to obligations under
      capital leases and notes payable   5,230        14,867           3,725
   Sale of Senior Notes                    --            --           49,750
   Sale of Common Stock (net of
      Treasury Stock transactions
      and transaction costs)               --            --           27,362
   Repurchase of Reset Notes               --            --          (32,426)
   Repayments of term and revolving
      loan facilities                   (5,488)      (12,881)        (62,497)
   Repayments of other long-term
      liabilities                       (9,212)       (4,415)         (3,632)
   Financing costs                      (1,338)       (1,453)         (3,160)
                                     ---------     ---------       ---------
         Net cash provided (used)
            by financing activities      6,892        34,218          (4,878)
                                     ---------     ---------       ---------

Net increase (decrease) in cash and
   cash equivalents                      4,707        (2,334)            690
Cash and cash equivalents at
   beginning of year                     2,145         4,479           3,789
                                     ---------     ---------       ---------

Cash and cash equivalents at
   the end of year                   $   6,852     $   2,145       $   4,479
                                     =========     =========       =========














              See accompanying notes to financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



(1)  Subsequent Event.

On September 3, 1994, the Company began to solicit acceptances of all impaired parties of a restructuring of the Company which would be implemented through the consummation of a "prepackaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"). As a result of such solicitation, the voting requirements prescribed by Section 1126 of the Bankruptcy Code were satisfied, and the Company filed with the Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, and is seeking, as promptly as is practicable, confirmation by the Bankruptcy Court of the Plan. During the pendency of the bankruptcy case, the Company intends to operate its business in the ordinary course, and to pay all pre-petition claims of the Company's secured lenders, general unsecured creditors, trade creditors and employees in full. The Plan also provides that:

     (i) Each $1,000 principal amount of the Company's Old Senior Floating Rate Notes would be exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the petition date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election,
(c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

     (ii) Each $1,000 principal amount of the Company's Old Senior Fixed Rate Notes would be exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the petition date, or, at such holder's election, (b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

     (iii) the Old Subordinated Debentures would be exchanged for newly-issued common stock of the Company representing 85 percent of the common stock to be outstanding on the effective date of the Plan (the "Effective Date");

     (iv) Green Equity Investors, L.P., would invest $10 million cash in exchange for newly-issued common stock of the Company representing 15 percent of the common stock to be outstanding on the Effective Date; and

     (v) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company would be extinguished.

See also Footnote 5 - "Long-Term Debt," Footnote 6 - "Redeemable Preferred Stock," Footnote 7 - "Common Stock," Footnote 8 - "Stock Option Plans," and Footnote 10 - "Income Taxes."

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)

(2)  Summary of Significant Accounting Policies

     Fiscal Year End. The Company follows a 52/53 week fiscal year ending on the Sunday nearest July 31. The fiscal year ended August 2, 1992 included 53 weeks of operations.

     Inventories. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out (FIFO) method.

     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets include expenditures for construction in progress expected to be financed ($9,987 at July 31, 1994 and $9,246 at August 1, 1993) and prepaid expenses to be recognized over the next twelve months.

     Depreciation, Amortization, and Maintenance and Repairs. Depreciation is provided principally using the composite method based on the estimated useful lives of the respective asset groups. Amortization of leasehold improvements is based on the estimated useful lives or the remaining lease terms, whichever is shorter. Property under capital leases consists of buildings and fixtures and equipment. Interest costs of property under development are capitalized during the development period. Capitalized amounts were $477, $804, and $355 for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, respectively. The approximate annual rates used to compute depreciation and amortization are:
                                                             Rate
                                                             ----
          Buildings and improvements                           5%
          Fixtures and equipment                              10%
          Transportation equipment                            25%
          Leasehold improvements                               8%

     Maintenance and repairs are charged to expense as incurred. The Company capitalizes expenditures for renewals and betterments.

     Favorable Lease Interests. Favorable lease interests represent the present value of the excess of current market rental rates over rents that existed under the Company's operating leases of store locations as of October 12, 1988. Such costs are amortized on the straight-line method over the average life of the favorable leases, which was approximately 20 years.

     Deferred Financing Costs. Deferred financing costs represent fees and expenses related to various financing activities and are amortized on a straight-line basis over the life of the related debt and classified as interest expense.

     Excess of Cost Over Net Assets Acquired. Excess of cost over net assets acquired represents the excess of amounts paid over the fair value of net assets acquired, and is being amortized over forty years. As discussed in Footnote 1, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Management of the Company believes that, based on the proposed restructuring, the excess of cost over net assets acquired has not been permanently impaired, and that an appropriate valuation of such amounts is reflected in the accompanying financial statements as of July 31, 1994 and August 1, 1993.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



     Costs of Opening and Closing Stores. Preopening costs of new stores are charged to expense in the year the store opens. These costs are primarily labor to stock the store, preopening advertising, store supplies and other expendable items. When operations are discontinued and a store is closed, the remaining investment, net of realizable value, is charged against earnings, and, for leased stores, a provision is made for the remaining lease liability, net of expected sublease income.

     Store Closing and Other Costs. During the first quarter of fiscal 1994 the Company recorded a non-recurring charge of $11,016. This charge included $1,900 of costs associated with unsuccessful financing activities, $4,159 of favorable lease interests written off in connection with the closing of twelve underperforming stores, $4,000 representing an adjustment to the expected lease liability on closed stores, net of sublease income, and $957 of other store closing and related expenses.

     Income Taxes.  The Company is in a loss position for income tax purposes,
and, consequently, no income taxes have been provided.   The Company adopted
Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of August 2, 1993. No cumulative effect of this change in accounting was required as of August 2, 1993 and prior years' financial statements have not been restated to apply the provisions of SFAS 109. The effect on prior years' financial statements of retroactively implementing SFAS 109 would be immaterial.

     Interest Rate Hedge Agreements. The Company enters into interest rate hedging agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of such agreements without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

     Cash and Cash Equivalents. The Company considers all highly liquid investment instruments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 1994 or August 1, 1993.

     Cash interest paid (excluding financing costs) was $41,545, $41,675, and $39,202, for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, respectively.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)




(3)  Property and Equipment

     Property and equipment is summarized as follows:   July 31,     August 1,
                                                          1994          1993
                                                        --------     ---------

          Land                                          $ 19,543     $ 18,713
          Buildings and improvements                      63,517       56,421
          Fixtures and equipment                         100,717      104,686
          Transportation equipment                         2,593        2,595
          Leasehold improvements                          28,402       25,957
          Construction in progress                         4,115        4,275
                                                        --------     --------
                                                         218,887      212,647
             Less accumulated depreciation               (70,196)     (61,831)
                                                        --------     --------
                                                         148,691      150,816
          Property under capital leases
             (less accumulated amortization
             of $11,154 and $8,032)                       11,800       14,121
                                                        --------     --------
                                                        $160,491     $164,937
                                                        ========     ========


(4)  Accrued Expenses

     Accrued expenses consist of the following:         July 31,     August 1,
                                                          1994          1993
                                                        --------     ---------

          Accrued payroll and benefits                  $  5,579     $  4,492
          Accrued interest                                15,849       15,080
          Taxes, other than income                         6,056        5,708
          Accrued insurance reserves                       4,886        5,684
          Other accrued expenses                           6,564        6,279
                                                        --------     --------
                                                        $ 38,934     $ 37,243
                                                        ========     ========

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


(5)  Long-Term Debt

     Long-term debt consists of the following:          July 31,     August 1,
                                                          1994          1993
                                                        --------     ---------
          Bank term and revolving loan facilities (a)   $ 59,629     $ 47,417
          Senior Floating Rate Notes (b)                  85,000       85,000
          Senior Fixed Rate Notes (c)                     50,000       50,000
          Subordinated Debentures (d)                    105,000      105,000
          Mortgages payable, bearing interest at rates
              from 7.50% to 10.35%, in equal monthly
              installments of $355, with maturities
              from 1999 through 2003 (e)                  34,368       34,772
          Capital lease obligations                       13,877       16,999
          Other                                           12,247       12,702
                                                        --------     --------
          Long-term debt including current portion       360,121      351,890
          Less current portion (f)                       (42,740)     (22,628)
                                                        --------     --------
          Long-term debt                                $317,381     $329,262
                                                        ========     ========

     (a) At July 31, 1994, the Bank Credit Agreement (as amended and restated) provides for borrowings of up to $17,229 under a term loan facility (with principal repayments varying from $1,463 to $4,409 per quarter until the Bank Credit Agreement terminates in April 1996), and a revolving credit facility with individual sublimits of $30,000 for working capital, $25,000 for letters of credit, and $13,700 for capital improvement loans, with a maximum of $60,000 outstanding under the revolving credit facility at any time. At July 31, 1994, the Company had $28,700 in borrowings under the working capital line, $13,700 in borrowings under the capital improvement line, and had $16,358 of letters of credit issued against the revolving credit facility. On August 1, 1994, the outstanding balance of capital improvement loans converted into a term loan amortizing to maturity in April 1996 (with principal repayments varying from $1,713 to $2,283 per quarter) and the maximum borrowings under the revolving credit facility was reduced to $50,000.

          Amounts outstanding under the Bank Credit Agreement bear interest (8.36% at July 31, 1994) equal to the bank's prime rate plus 1.0%. Prior to December 15, 1993, amounts outstanding under the Bank Credit Agreement bore interest (6.27% at August 1, 1993) equal to, at the Company's option, (1) the bank's prime rate plus 1.0%, (2) the certificate of deposit rate plus 2.25% or
(3) the Eurodollar rate plus 2.0%.

     (b) The Senior Floating Rate Notes mature on August 2, 1996, and bear interest (5.88% at July 31, 1994 and August 1, 1993) payable semiannually, at a rate equal to six-month LIBOR (as defined in the Senior Floating Rate Note Indenture) plus 250 basis points. The Senior Floating Rate Notes are redeemable in whole or in part (subject to a minimum redemption of $9,000), at the option of the Company, on any interest payment date at a redemption price equal to 101% of the principal amount with accrued interest to the redemption date.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)

     (c) The Senior Fixed Rate Notes mature on February 1, 1999, and bear interest at 12.375% per annum, payable semiannually. The Senior Fixed Rate Notes will be subject to redemption, otherwise than through operation of the sinking fund, at any time on and after February 1, 1996 or from time to time thereafter, at the option of the Company, as a whole or in part, on not less than 30 nor more than 60 days notice, at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning February 1, of the years indicated:

                                             Redemption
                              Year             Price
                              ----           ----------
                              1996            104.125%
                              1997            102.000%
                              1998            100.000%

and thereafter at 100% of the principal amount, together in the case of any such redemption with accrued interest to the redemption date. The Senior Fixed Rate Notes are subject to redemption on February 1, 1998 through the operation of a sinking fund, at a redemption price equal to the principal amount and accrued interest at the redemption date. The sinking fund provides for the redemption in such year of $25,000 aggregate principal amount of the Senior Fixed Rate Notes, calculated to retire 50% of the notes prior to maturity. Senior Fixed Rate Notes acquired or redeemed by the Company (other than through the operation of the sinking fund) may be credited against sinking fund requirements. The Senior Fixed Rate Notes are also subject to mandatory redemption upon a change in control of the Company (as defined in the Senior Fixed Rate Note Indenture).

     (d) The Subordinated Debentures will mature on February 1, 2001, and bear interest, payable semiannually, at the rate of 14% per annum. The Subordinated Debentures are redeemable, in whole or in part, at the option of the Company, at any time and from time to time on and after February 1, 1994 at the following redemption prices together with accrued interest to the date of redemption:
                              Year           Redemption Price
                              ----           ----------------
                              1994                106.22%
                              1995                104.67%
                              1996                103.11%
                              1997                101.56%
                              1998                100.00%

Mandatory sinking fund payments on the Subordinated Debentures, commencing February 1, 1999, are calculated to retire 50% of the original principal amount prior to maturity.

     (e) In September 1989, the Company completed a $17,000 mortgage financing of its warehouse, distribution, and office facility; in November 1989, seven fee-owned store properties were mortgaged for $13,200; and in January 1990, an additional fee-owned store property was mortgaged for $2,000. The net proceeds of these transactions were used to reduce existing bank debt. Final payments of $12,529 and $13,895 are due October 1999 and November 1999, respectively, on these mortgages.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


     (f)  Approximate principal payments for the next five fiscal years are:

                             Senior                Capital
Year Ending    Term Loans    Notes     Mortgages   Leases    Other     Total*
- -----------    ----------   -------    ---------   -------   ------   -------
   1995         $11,504     $   --      $ 1,260     $4,114   $2,162   $19,040
   1996          19,425         --          960      4,357      949    25,691
   1997             --       85,000       1,057      2,694      752    89,503
   1998             --       25,000       1,163        734      640    27,537
   1999             --       25,000       1,282        370      540    27,192


* Does not include $28,700 outstanding under the working capital line at July 31, 1994. The revolving credit facility under the Bank Credit Agreement requires the Company to pay down its outstanding working capital borrowings for a 30 day period in each fiscal year to an average daily balance not to exceed $5,000 with all such borrowings required to be repaid prior to termination of the Bank Credit Agreement in April 1996. Therefore, the Company classifies any outstanding balance in excess of $5,000 as current portion of long-term debt. In August 1994, the outstanding balance of capital improvement loans of $13,700 converted into a term loan amortizing to maturity in April 1996, and these amounts are included as term loans in the table above.

     The Bank Credit Agreement, which is secured by a pledge of substantially all assets of the Company, requires the Company to maintain a minimum net worth and to satisfy certain other financial ratios, and provides for certain restrictions on nonstock distributions and certain other restrictions. The Senior Floating Rate Notes, the Senior Fixed Rate Notes, the Subordinated Debentures, and certain other of the Company's indebtedness also contain compliance covenants that are less restrictive than the covenants under the Bank Credit Agreement. Due to the non-recurring charges incurred during the first quarter as well as its operating performance, the Company breached several financial covenants under its Bank Credit Agreement for each of the reporting periods during the fiscal year ended July 31, 1994. The Company has received all necessary waivers from the banks through the petition date discussed in Note 1. Additionally, the Company has not paid $2,511, $3,094, and $7,350 in interest due on the Senior Floating Rate Notes, the Senior Fixed Rate Notes, and the Subordinated Debentures, respectively. These amounts have been accrued on the accompanying financial statements, and as provided in the plan of reorganization discussed in Footnote 1, all interest on the Senior Floating Rate Notes and the Senior Fixed Rate Notes which is accrued and unpaid as of the date the Company filed its voluntary petition with the Bankruptcy Court shall be capitalized into New Senior Floating Rate Notes or New Senior Fixed Rate Notes and all interest which is accrued and unpaid on the Subordinated Debentures will be converted into equity. Given the automatic stay provisions of the Chapter 11 filing discussed in Note 1 the creditors discussed above are not able to declare these obligations in default and currently due. Therefore, certain portions of these obligations have been classified as long-term debt in the July 31, 1994 balance sheet.

     The Company has entered into a series of interest rate hedging transactions to reduce its exposure to fluctuations in short-term interest

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


rates on the majority of its floating rate indebtedness. Financial Accounting Standards Board Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures about Fair Value of Financial Instruments", requires disclosure of estimated fair values of financial instruments, whether recognized or not in the balance sheets, for which it is practical to estimate such value. In calculating the fair value of each material class of financial instrument, the value is estimated by the Company to be the current carrying value adjusted to estimate the cost to liquidate the financial instruments. The Company does not intend to dispose of a significant portion of its financial instruments and thus any aggregate unrealized gains and losses should not be interpreted as a forecast of future earnings or cash flows. The Company estimates the cost to liquidate its interest rate hedging agreements to be approximately $2,600 at July 31, 1994. Carrying value is considered a reasonable estimate of the fair value of the remainder of the Company's financial instruments. Fair value estimates do not include the value of nonfinancial instruments, such as fixed assets, the value of customer relationships and various other factors. As a result, these fair values are not comprehensive and, therefore, do not reflect the underlying value of the Company.

(6)  Redeemable Preferred Stock

     The Series B Preferred Stock shareholders are entitled to receive, when, as, and if declared by the Board of Directors of the Company, cash dividends at the rate of 12% per annum on the face amount per share, and such dividends shall be cumulative and shall accrue whether or not earned or declared from the date of issue or from the most recent preceding dividend payment date through which dividends have been paid, as the case may be. Cumulative undeclared dividends are $2,562 from October 12, 1988 through July 31, 1994. Shares of Series B Preferred Stock are not entitled to any voting rights with respect to matters voted on by stockholders of the Company, except as otherwise required by Delaware law.

     The Series C Preferred Stock ranks junior to all classes and series of stock of the Company other than Common Stock. The holders of Common Stock and Series C Preferred Stock are entitled to share equally in such dividends
(other than dividends in Common Stock) as may be declared by the Board of Directors and paid by the Company out of funds legally available therefor.
Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred Stock shall be entitled, before any payment is made in respect of the Common Stock, to be paid a liquidation preference in cash equal to $4.00 per share. After payment of the liquidation preference to the holders of the Series C Preferred Stock, the holders of shares of Common Stock then out-standing shall be entitled to be paid an amount in cash equal to $4.00 per share, following which each outstanding share of Series C Preferred Stock and Common Stock shall share in the distribution of the remaining assets of the Company, each share of Series
C Preferred Stock being entitled to the amount it would have received had it been converted to Common Stock immediately prior to such distri-bution. Except as otherwise provided by Delaware law, holders of Series C Preferred Stock have no right to vote for the election of directors or on any other matters that may be submitted to a vote of the Company's stock-holders except in the case of a proposal to merge or consolidate the Company with or into another

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


entity, to sell, lease or exchange all or substantially all of the assets of the Company as an entirety, to dissolve or liquidate the Company or to adopt a plan to do any of the foregoing. In any such event, holders of shares of Series C Preferred Stock shall be entitled to one vote per share and shall vote together as a class with the Common Stock and not as a separate class.

     The payment of cash dividends by the Company is prohibited by the terms of the Bank Credit Agreement and restricted by the Indentures relating to the Company's Senior Floating Rate Notes, Senior Fixed Rate Notes and Subordinated Debentures.

     The Company has certain mandatory redemption requirements applicable to the Series B Preferred Stock, and certain repurchase obligations on the Series B Preferred Stock and Series C Preferred Stock, provided that such redemption or repurchase does not, among other things, violate any terms of an existing or future financing agreement. The Company's current Bank Credit Agreement and its current Indentures prohibit or significantly restrict the redemption or repurchase by the Company of any shares of its capital stock. However, due to these redemption requirements, preferred stock has been excluded from the stockholders' deficit section of the accompanying balance sheets. If or when such redemption or repurchase is allowed to occur, the Company, at its option, may consummate the transaction in the form of cash or by issuing subordinated notes.

(7)  Common Stock

     In November 1991, Green Equity Investors, L.P. ("GEI"), an investment fund managed by Leonard Green & Partners, L.P. ("LGP"), purchased 1,716,967 newly issued shares of the Company's Common Stock, or approximately 55.4% on a fully-diluted basis, for $27,700 in cash and The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (collectively, the "Fulcrum Partnerships"), investment funds managed by Gibbons, Goodwin, van Amerongen ("GGvA"), collectively purchased 142,564 newly issued shares of the Company's Common Stock, or approximately 4.5% on a fully-diluted basis, for $2,300 in cash. Contemporaneously, a majority of the holders of the Company's Series A Preferred Stock voted to amend the Company's Certificate of Incorporation to reclassify each share of Series A Preferred Stock and all cumulative and unpaid dividends thereon into one-tenth (1/10) of a share of Common Stock. As a result of the reclassification, all shares of Series A Preferred Stock, together with all cumulative and unpaid dividends thereon, were converted into an aggregate of 40,000 shares of Common Stock, representing 1.3% of the Common Stock, on a fully-diluted basis. In addition, the Fulcrum Partnerships exchanged shares of the Company's Series B Preferred Stock, and all cumulative and unpaid dividends thereon, and Series C Preferred Stock for Common Stock. As a result, cumulative undeclared dividends as of the date of these transactions were reduced from $16,648 to $1,304.

     In February 1994, GEI loaned the Company $2,000 in cash in exchange for warrants to purchase 63,235 shares of Common Stock. At the time of this transaction, the warrant was deemed to have nominal value, and therefore no adjustment was made to equity in the accompanying financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)

(8)  Stock Option Plans

     Certain key employees, including all executive officers, are eligible to receive nonqualified stock options to purchase Common Stock under the Restated 1988 Management Stock Option Plan (the "1988 Option Plan") and/or the 1991 Management Stock Option Plan (the "1991 Option Plan" and, together with the 1988 Option Plan, the "Option Plans"). Options granted under the 1988 Option Plan have an exercise price of the greater of 85% of fair market value at the date of grant or $10 per share and options granted under the 1991 Option Plan have an exercise price of (a) $16.13 per share for options granted within 30 days of the approval of the 1991 Option Plan by the stockholders of the Company and (b) thereafter at 100% of the fair market value at the date of grant. The 1988 Option Plan terminates at the end of the Company's 1995 fiscal year and the 1991 Option Plan terminates on November 26, 2001. A three-person committee of the Board of Directors (the "Option Committee"), which includes one officer of the Company, administers both Option Plans. The Option Committee designates the class of employees eligible to participate in the Option Plans and, during each fiscal year of the Option Plans, designates eligible employees who will be granted options and the number of shares subject to such options. Members of the Option Committee are eligible to receive options.

     The Option Plans provide for tenure-vesting based upon a participant's employment with the Company and, in addition, the 1988 Option Plan provides for performance-vesting based on the Company meeting certain earnings targets. Once exercised, the transfer of the shares subject to the options will be restricted pursuant to the terms of a Restricted Stock Agreement to be entered into among the Company and each holder.

     A summary of changes in the Option Plans for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, are presented below:

                                           1988 Option Plan
                                               Fiscal Year
                                               -----------
                                    1994          1993           1992
                                    ----          ----           ----
Stock options outstanding
  at beginning of year             27,147        27,976         28,924
Granted                               --            --             --
Exercised                             --            --             --
Forfeited                           1,136           829            948

Outstanding at end
  of year                          26,011        27,147         27,976

Exercisable at end
  of year                          25,061        18,255         15,972

Average option price
  per share                        $11.45        $11.54         $11.50

Reserved for future
  grant                               --            --             --

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



                                           1991 Option Plan
                                               Fiscal Year
                                               -----------
                                    1994          1993          1992
                                    ----          ----          ----

Stock options outstanding
  at beginning of year             118,597       110,722          --
Granted                                --          8,875       110,722
Exercised                              --           --            --
Forfeited                            1,000         1,000          --

Outstanding at
  end of year                      117,597       118,597       110,722

Exercisable at
  end of year                          --           --            --

Average option price
  per share                         $16.16        $16.16        $16.13

Reserved for future
  grant                              1,000         1,000         8,875



     For the 1988 Option Plan, compensation expense is determined based on the difference between the fair market value (as determined by the Option Committee) and exercise price upon performance-vesting, such compensation expense to be recognized over the tenure-vesting period on a pro rata basis.

     For the 1991 Option Plan, options are granted at the fair market value of Common Stock (as determined by the Option Committee) at the date of grant and therefore no compensation expense will be recorded.


(9)  Leases

     The Company leases certain stores, other facilities and equipment under leases that are not cancelable. Such leases generally contain renewal options exercisable at the Company's option. In addition to minimum rental payments, certain leases provide for payments of taxes, maintenance and percentage rentals based upon sales in excess of stipulated amounts. The future minimum payments under leases that are not cancelable, as of July 31, 1994, are:

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


                                                       Operating      Capital
       Year Ending in                                    leases       leases
       --------------                                  ---------     --------
            1995                                       $ 23,200      $ 5,430
            1996                                         22,900        5,238
            1997                                         21,800        3,163
            1998                                         20,600        1,030
            1999                                         20,400          965
          Thereafter                                    212,400        2,329
                                                       --------      --------
       Total minimum lease payments                    $321,300       18,155
                                                       ========
     Less portion representing interest                               (4,278)
     Present value of net minimum lease payments at                  --------
         July 31, 1994                                               $13,877
                                                                     ========

      Total rent expense was $26,642, $25,475, and $24,059 for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, respectively. Included in total rent expense are percentage rents totaling $241, $446, and $534, for 1994, 1993, and 1992, respectively.


(10) Income Taxes

     The Company has reported a pretax loss for all fiscal years since October 12, 1988, and, consequently, no income tax expense has been reported. Financial Accounting Standards Board Statement 109 (SFAS 109) was adopted by the Company as of August 2, 1993. There was no cumulative effect of this change in accounting for income taxes determined as of August 2, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109. The effect on prior years' financial statements of retroactively implementing SFAS 109 would be immaterial.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of July 31, 1994 are presented as follows:

     Deferred tax assets:
        Inventory, principally due to reserves and
           additional costs inventoried for tax purposes
           pursuant to the Tax Reform Act of 1986          $    900
        Insurance and other reserves                          8,100
        Net operating loss carryforward                      35,000
        General business credit carryforward                  1,600
        Charitable contributions carryforward                 3,200
        Other, net                                            1,800
                                                           --------
                 Total gross deferred tax assets             50,600

           Less valuation allowance                         (50,600)

              Net deferred tax assets                      $    --
                                                           ========

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)




     Upon adoption of SFAS 109, effective August 2, 1993, the Company determined a valuation allowance requirement in the amount of $36,200. The valuation allowance as of July 31, 1994 has been determined to be $50,600, resulting in a change in the valuation allowance in the amount of $14,400.

     The Company has net operating loss ("NOL") carryforwards for federal income tax purposes of $93,000 which are available to offset future taxable income, if any, through the year 2009. The Company has general business credit carryforwards of $1,600 which are also available to reduce future federal income taxes, if any, through the year 2009. The Company anticipates that, in connection with the restructuring discussed in Footnote 1, it will undergo an ownership change pursuant to Internal Revenue Code Section 382 that will result in an annual limitation on the amount of the NOL and general business credit carryforwards that the Company may utilize to offset future federal taxable income. In addition, should the Company fail to emerge from bankruptcy by December 31, 1994, its NOL and general business credit carryforwards will be eliminated to the extent of any income realized from the cancellation of debt by the Company.

(11) Supplementary Statements of Operations Information

     Supplementary Statements of Operations information is as follows:

                                 Fifty-two      Fifty-two      Fifty-three
                                Weeks Ended    Weeks Ended     Weeks Ended
                               July 31, 1994  August 1, 1993  August 2, 1992
                              --------------  --------------  --------------
     Amortization of:
         Lease interests           $ 6,037        $ 2,576        $ 1,293
         Deferred financing costs    2,950          2,850          2,932
         Goodwill                    2,831          2,832          2,886
                                   -------        -------        -------
         Total amortization of
             intangible assets     $11,818        $ 8,258        $ 7,111
                                   =======        =======        =======

     Advertising costs             $14,099        $13,530        $12,428
                                   =======        =======        =======


(12)  Employee Benefit Plans

     Kash n' Karry Retirement Estates ("KKRE"), a trusteed defined contribution retirement plan, was authorized by the Company's Board of Directors in 1988. KKRE is a tax savings/profit sharing plan maintained primarily for the purpose of providing retirement income for eligible employees of the Company. KKRE is qualified under Section 401(a) and Section 401(k) of the Internal Revenue Code of 1986. Generally, all employees who have attained the age of 21 years and complete one year of participation

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



service (as defined under KKRE) are eligible to participate in KKRE. Participants may, subject to certain federal limitations, elect to defer an amount not to exceed 15% of their base compensation and have such amount contributed to KKRE. The Company may match all or a portion of the participant's deferred compensation, but the amount of the matching contribution may not exceed 3% of such participant's compensation. Additional non-matching contributions may be made to KKRE by the Company in such amount as determined by the Company's Board of Directors based on the Company's operating performance. Funds that participants elect to defer are invested, at the participant's option, into various investment accounts. The vested percentage of the amounts allocated to a participant's account will be payable to the participant upon such participant's death, disability, retirement, or other separation of service from the Company. Plan expenses were $573, $573, and $461, for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, respectively.

     Kash n' Karry Executive Supplemental Retirement Plan ("KESP"), a non-qualified, unfunded salary deferral plan, was authorized by the Company's Board of Directors in November 1989. Certain Key Employees (as defined under
KESP) of the Company as selected by its Board of Directors participate in KESP. Currently, nineteen Key Employees participate in KESP. Prior to the beginning of each plan year, a participant may elect to defer an amount not to exceed 15% of such participant's annual base compensation (as defined under KESP). The Company will match a certain portion of the amount deferred by the participant, but the amount of the match may not exceed 6% of such participant's annual base compensation. The Company will record income to the participant's account at an annual rate (11% for the 1994, 1993 and 1992 plan years) as determined by the Company's Board of Directors, but the rate of such income shall not be less than 8% per annum.

     The vested percentage of the amounts recorded in the participant's account will be paid to the participant upon the earlier of: (i) such participant's death, disability, retirement, or other separation of service from the Company; (ii) the date the plan is terminated; or (iii) the date that a change in control occurs (as defined under KESP). Expense for this plan was $135, $149, and $172, for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, respectively.


(13) Commitments and Contingencies

     The Company had letters of credit outstanding totaling $16,358 and $19,118 at July 31, 1994 and August 1, 1993, respectively, which amounts have been reflected as reductions of the available revolving loan facility as of those dates. These letters of credit primarily guarantee various insurance and financing activities.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


(14) Related Party Transactions


     Leonard Green & Partners ("LGP"), the sole general partner of Green Equity Investors, L.P., which owns approximately 55.4% of the Company's Common Stock on a fully-diluted basis, received a closing fee on November 26, 1991 as compensation in connection with its equity investment in the Company and was also reimbursed for its out-of-pocket expenses. In addition, as consideration for the provision of ongoing financial advisory services, the Company agreed to pay LGP an annual fee plus related out-of-pocket expenses. Three of the Company's Directors are general partners of LGP. The Company has made $143, $598 and $489 in such payments for the fiscal years ended July 31, 1994, August 1, 1993 and August 2, 1992, respectively.

     Gibbons, Goodwin, van Amerongen ("GGvA"), the sole general partner of The Fulcrum III and The Second Fulcrum III Limited Partnerships, which combined own approximately 30.7% of the Company's Common Stock on a fully-diluted basis, received a closing fee on November 26, 1991 as compensation in connection with its equity investment in the Company and was also reimbursed for its out-of-pocket expenses. In addition, GGvA receives, as consideration for the provision of ongoing financial advisory services, an annual fee plus related out-of-pocket expenses. One of the Company's Directors is a general partner of GGvA. The Company made total payments to GGvA for on-going services of $42, $235, and $262, for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, respectively.

                         KASH N' KARRY FOOD STORES, INC.
                         PRO FORMA FINANCIAL INFORMATION


     The following unaudited pro forma financial statements have been prepared using the principles of "fresh-start" accounting pursuant to the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOS No. 90-7"). The unaudited pro forma statement of operations of the Company for the fiscal year ended July 31, 1994 gives effect to the Restructuring as if it had occurred on August 2, 1993. The unaudited pro forma balance sheet of the Company as of July 31, 1994 gives effect to the Restructuring as if such Restructuring had occurred on July 31, 1994. The pro forma data are not necessarily indicative of the financial position or results of operations that would have been reported had the Restructuring occurred on the dates referred to, nor are they necessarily indicative of the financial position or results of operations to be expected in the future. KPMG Peat Marwick LLP, the Company's independent auditors, have neither examined, reviewed nor compiled the pro forma information and, consequently, do not express an opinion or any other form of assurance or other association with respect thereto.

     The pro forma data should be read together with the other information contained herein under the headings "Selected Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the notes thereto.

                         KASH N' KARRY FOOD STORES, INC.
                        UNAUDITED PRO FORMA BALANCE SHEET
                                As of July 31, 1994
                                   (In Thousands)



                                   ASSETS

                                            Pro Forma Adjustments
                                            ---------------------
                                   July 31,   Discharge     Fresh   Pro Forma
                                    1994    and Exchange    Start  Reorganized
Current assets:                   --------- -------------- ------  -----------
  Cash and cash equivalents       $   6,852 $   (1,500)(a)$           $  6,412
                                                10,000 (b)
                                                (4,500)(c)
                                                (4,440)(d)
  Accounts receivable                 8,084                              8,084
  Inventories                        76,094                             76,094
  Prepaid expenses and
      other current assets           12,805                             12,805
                                  --------- ----------    --------    --------
        Total currents assets       103,835      (440)                 103,395
Property and equipment,
   at cost, net                     160,491                            160,491
Favorable lease interest, net        12,312                             12,312
Deferred financing costs, net        12,630   (10,717)(e)                3,413
                                                1,500 (a)
Excess of cost over fair value of
  net assets acquired, net           96,758               (96,758)(f)      --
Reorganization value in excess of
  amounts allocated to net assets       --                 92,524 (g)   92,524
Other assets                          3,867                              3,867
                                  ---------  --------    --------     --------
         Total assets             $ 389,893  $ (9,657)   $ (4,234)    $376,002
                                  =========  ========    ========     ========

                         KASH N' KARRY FOOD STORES, INC.
                        UNAUDITED PRO FORMA BALANCE SHEET
                                As of July 31, 1994
                                    (Continued)
                                   (In Thousands)

                        LIABILITIES & STOCKHOLDERS' EQUITY

                                            Pro Forma Adjustments
                                            ---------------------
                                   July 31,   Discharge     Fresh   Pro Forma
                                    1994    and Exchange    Start  Reorganized
                                  --------- -------------- ------  -----------

Current liabilities:
  Current portion of
    long-term debt                $  42,740 $    (940)(d)$           $  13,596
                                              (28,204)(h)
  Accounts payable                   34,908                             34,908
  Accrued expenses                   38,934    (7,350)(i)               25,993
                                               (5,591)(j)
                                  --------- ----------   --------    --------
         Total current liabilities  116,582   (42,085)                 74,497
Long-term debt,
   less current portion             317,381  (105,000)(i)             242,676
                                               28,204 (h)
                                                5,591 (j)
                                               (3,500)(d)
Other long-term liabilities          12,334                            12,334
Series B preferred stock              3,875    (3,875)(k)                 --
Series C preferred stock                775      (775)(k)                 --
Stockholders' equity (deficit):
  Common stock, pre-restructuring        28       (28)(k)                 --
  Common stock, post-restructuring       --        26 (i)                  31
                                                    5 (b)
  Capital in excess of par value     77,695   (77,695)(k)              46,464
                                              112,324 (i)
                                                9,995 (b)
                                               (4,500)(c)
                                                          (71,355)(g)
  Accumulated deficit              (138,740)   71,619 (l)                 --
                                                           67,121 (g)
    Less cost of treasury stock         (37)       37 (k)                 --
                                  ---------  ---------   --------    --------
         Total stockholders'
           equity (deficit)         (61,054)  111,783      (4,234)     46,495
                                  ---------  ---------   --------    --------
         Total liabilities and
           stockholders' equity
           (deficit)              $ 389,893  $ (9,657)   $ (4,234)   $376,002
                                  =========  =========   ========    ========

                         KASH N' KARRY FOOD STORES, INC.
                    NOTES TO UNAUDITED PRO FORMA BALANCE SHEET
            (Dollar Amounts in Thousands, Except per Share Amounts)

     The following notes set forth an explanation of the assumptions used in preparing the unaudited pro forma Balance Sheet. The pro forma adjustments are based on management's best estimates using information currently available.

     The pro forma Balance Sheet has been prepared assuming that the estimated fair value of property and equipment and certain other assets, including favorable lease interest, approximates current book values, and that the capital structure of the Company post-Restructuring will be 3,100,000 shares of $.01 common stock with an approximate market value of $15 per share.
Market value is based on a multiple of projected operating cash flow (which is the methodology most often used to value grocery businesses) less the long-term debt of the Company.

(a) To reflect estimated transaction costs associated with the Company's New Bank Credit Agreement.

(b) To reflect the purchase of 15.0% of the New Common Stock by GEI in exchange for $10,000 in cash.

(c)  To reflect estimated transaction costs associated with the Restructuring.

(d)  To repay certain notes on the Effective Date.

(e) To reflect the elimination of net capitalized transaction costs associated with the $105,000 Old Subordinated Debentures, Old Credit Agreement, and the Old Senior Floating Rate Notes and Old Senior Fixed Rate Notes.

(f)  To reflect the elimination of pre-existing goodwill.

(g)  To record "fresh-start" accounting adjustments.

(h) To reflect principal amortization adjustments between the New Bank Credit Agreement and the Old Credit Agreement. Adjustment reflects current portions of the Old Credit Agreement of $35,204 and current portions of the New Bank Credit Agreement of $7,000.

(i) To reflect the conversion of $105,000 Old Subordinated Debentures, plus accrued interest totaling approximately $7,350 for 85.0% of the New Common Stock.

(j) To reflect the conversion of Old Senior Floating Rate Notes totaling $85,000 and Old Senior Fixed Rate Notes totaling $50,000, along with accrued interest thereon totaling approximately $5,591, into New Senior Fixed Rate Notes.

(k)  To reflect the elimination of Old Equity Interests.

(l) To reflect the net operating impact of discharge and exchange adjustments.

                         KASH N' KARRY FOOD STORES, INC.
                    UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                         Fifty-Two Weeks Ended July 31, 1994
                 (In Thousands, Except Share and Per Share Amounts)



                                         July 31,     Pro Forma     Pro Forma
                                           1994      Adjustments   Reorganized
                                        ----------   -----------   -----------

Sales                                   $1,065,165   $             $1,065,165
Cost of sales                              845,597                    845,597
                                        ----------   ---------     ----------
  Gross profit                             219,568                    219,568
Selling, general and
    administrative expenses                176,945                    176,945
Depreciation and amortization               24,112     (2,832)(a)      24,981
                                                        3,701 (b)
Store closing and other costs               11,016                     11,016
                                        ----------   ---------     ----------
  Operating income                           7,495                      6,626
Interest expense, net                       45,390    (14,700)(c)      33,003
                                                      (11,289)(d)
                                                       15,525 (e)
                                                       (2,423)(f)
                                                          500 (g)
                                        ----------   ---------     ----------
  Loss before income taxes                 (37,895)                   (26,377)
Income taxes                                   --                         --
                                        ----------   ---------     ----------
  Net loss                                 (37,895)                   (26,377)
Undeclared dividends on preferred stock       (464)       464 (h)         --
                                        ----------                 ----------
  Net loss attributable to common stock $  (38,359)                $  (26,377)
                                        ==========                 ==========
  Pro forma loss per common share                                  $    (8.51)
                                                                   ==========
  Weighted average common shares outstanding                        3,100,000
                                                                   ==========

                         KASH N' KARRY FOOD STORES, INC.
               NOTES TO UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                          (Dollar Amounts In Thousands)

     The following notes set forth an explanation of the assumptions used in preparing the unaudited pro forma Statement of Operations. The pro forma adjustments are based on management's best estimates using information currently available.

     The pro forma Statement of Operations has been prepared assuming that the estimated fair value of property and equipment and certain other assets, including favorable lease interest, approximates current book values, and that the capital structure of the Company post-Restructuring will be 3,100,000 shares of $.01 common stock with an approximate market value of $15 per share. Market value is based on a multiple of projected operating cash flow (which is the methodology most often used to value grocery businesses) less the long-term debt of the Company.

(a) To reflect the elimination of amortization on previously capitalized excess of cost over fair value of net assets acquired.

(b) To reflect the amortization of reorganizational value in excess of amounts allocated to net assets totaling $92,524 over 25 years.

(c) To reflect the elimination of interest expense occurred at 14% on the $105,000 Old Subordinated Debentures.

(d) To reflect the elimination of interest expense on the Old Senior Fixed Rate Notes and Old Senior Floating Rate Notes.

(e) To reflect interest expense on New Senior Fixed Rate Notes at 11.5% based upon an average outstanding principal balance of $135,000 (Old Senior Floating Rate Notes of $85,000 and Old Senior Fixed Rate Notes of $50,000).

(f) To reflect the elimination of amortization on deferred transaction costs related to the Old Credit Agreement and the $105,000 Old Subordinated Debentures and the Old Senior Floating Rate Notes and Old Senior Fixed Rate Notes.

(g) To reflect the amortization of transaction costs related to the New Bank Credit Agreement.

(h)  To reflect the elimination of undeclared dividends on Old Equity
     Interests.














                                     41
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                     Age       Position
- ----                     ---       --------

Anthony R. Petrillo      52        Acting Chairman of the Board and Chief
                                   Executive Officer
Thomas A. Whipple        50        Chief Operating Officer, Executive Vice
                                   President, Marketing, and Director
Raymond P. Springer      44        Executive Vice President, Administration
                                   and Director
Dennis V. Carter         47        Executive Vice President, Operations and
                                   Director
Richard D. Coleman       40        Vice President, Controller and Secretary
Leonard I. Green         60        Director
Christopher V. Walker    47        Director
Jennifer Holden Dunbar   31        Director
Edward W. Gibbons        58        Director

     Anthony R. Petrillo has been Acting Chairman of the Board of Directors and Acting Chief Executive Officer of the Company since August 1, 1994. From 1991 to August 1, 1994, Mr. Petrillo was an independent consultant in the supermarket industry. Mr. Petrillo previously served as Executive Vice President and Chief Operating Officer of Riser Foods, a food wholesaler and retailer, from 1989 to 1991. Prior thereto, he served as President of Mayfair Supermarkets, a supermarket chain.

     Thomas A. Whipple has been Chief Operating Officer, Executive Vice President, and a Director of the Company since August 1, 1994. Mr. Whipple served as Executive Vice President from October 1988 through November 1992 and from November 1993 through July 1994. He served as a Director of the Company from October 1988 until July 1991 and from November 1991 to the present. The Company granted Mr. Whipple an unpaid leave of absence from his position as Executive Vice President from December 1, 1992 through November 1, 1993, and he served as President, Chief Executive Officer and a director of Almac's Supermarkets, Inc. and Almac's Inc. from December 1, 1992 until October 1993. Mr. Whipple served in various capacities, including Senior Vice President, Operations, of the Florida Division of Lucky and its predecessors from May 1962 until October 1988.

     Raymond P. Springer has been Executive Vice President, Administration of the Company since October 1988 and has been a Director of the Company since November 1991. Mr. Springer also served as a Director of the Company from October 1988 to July 1991. Mr. Springer previously served as Senior Vice President of the Florida Division of Lucky from December 1987.

     Dennis V. Carter has been Executive Vice President, Operations and a Director of the Company since November 1991. Mr. Carter also served as a Director of the Company from February 1991 until July 1991. Mr. Carter joined the Company's predecessor in 1972 and has spent his career with the Company and its predecessors developing and enforcing store policy and executing the Company's marketing programs. His most recent prior position was Vice President, Operations.

     Richard D. Coleman has been Vice President, Controller and Secretary of the Company since October 1988. Mr. Coleman previously served as Vice President and Controller of the Florida Division of Lucky from February 1988.

     Leonard I. Green has been a Director of the Company since November 1991. Mr. Green also served as a Director of the Company from April 1988 to July 1991. Mr. Green has been the controlling shareholder of a general partner of LGP since November 1989. Mr. Green was a general partner of Gibbons, Green, van Amerongen ("Gibbons Green"), the predecessor of GGvA from September 1969 to June 1989. Mr. Green is a director of Almac's Supermarkets, Inc., Australian Resources Limited, Big 5 Holdings, Inc., Carr-Gottstein Foods Co., Family Restaurants, Inc., Foodmaker, Inc., Horace Mann Educators Corporation and Thrifty PayLess Holdings, Inc.

     Christopher V. Walker has been a Director of the Company since November 1991. Mr. Walker also served as a director of the Company from April 1988 to July 1991. Mr. Walker has been a general partner of LGP since November 1989, was a general partner of Gibbons Green from January 1989 to August 1989 and was a limited partner of Gibbons Green from October 1985 to January 1989. Mr. Walker is a director of Foodmaker, Inc. and Australian Resources and Mining Company NL.

     Jennifer Holden Dunbar has been a Director of the Company since November 1991. Ms. Holden Dunbar has been a general partner of LGP since January 1994 and was a principal of LGP from January 1992 to January 1994 and an associate of LGP from November 1989. Prior to such time, Ms. Holden Dunbar was an associate of Gibbons Green and a financial analyst with Morgan Stanley & Co., Incorporated in its mergers and acquisitions department. Ms. Holden Dunbar is a director of Almac's Supermarkets, Inc., Big 5 Holdings Inc. and Thrifty PayLess Holdings, Inc.

     Edward W. Gibbons has been a Director of the Company since November 1989. He has been a general partner of GGvA and its predecessor since September 1969. Mr. Gibbons is a director of Robert Half International, Inc., Bath Iron Works Corporation, Foodmaker, Inc., and Horace Mann Educators Corporation.

     On August 6, 1993, Almac's Supermarkets, Inc. and Almac's Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

     On July 29, 1994, the Company announced the resignation of Ronald J. Floto as President, Chief Executive Officer and Chairman of the Board of Directors, positions he had held since October 1988. Anthony R. Petrillo assumed the position of Acting Chairman of the Board of Directors and Chief Executive Officer of the Company effective August 1, 1994.

     All Directors hold office until their successors are duly elected and qualified or until their earlier resignation or removal. Pursuant to a Stockholders Agreement among the Company, Green Equity Investors, L.P. ("GEI"), The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (collectively, the "Fulcrum Partnerships"), Edward W. Gibbons or another representative designated by the Fulcrum Partnerships, subject to the approval of GEI, will continue to be elected to the Board until the Company consummates a registered offering of its Common Stock to the public.

Item 11.  Compensation of Executive Officers

     Summary compensation

     The following table sets forth compensation for the fiscal years ended July 31, 1994, August 1, 1993, and August 2, 1992, respectively, awarded to, earned by, or paid to the Chief Executive Officer and the individuals who, during the 1994 fiscal year, were all of the other executive officers of the Company (collectively, the "Executive Officers").


                                 Summary Compensation Table

                                                        Long-Term
                                                          Comp.
                                                         Awards
                                                        Number of
                                                        Securities
                                                        Underlying
Name and                            Annual Compensation  Options    All Other
Principal Position            Year  Salary (1)   Bonus   Granted    Comp.  (2)
- ------------------            ----  ------------------- ----------  ----------
Ronald J. Floto
  Chairman of the Board,      1994   $346,056  $    --       --      $  8,978
  President and               1993    248,358    41,400      --
  Chief Executive Officer     1992    358,270   267,720   39,485

Thomas A. Whipple
  Chief Operating Officer     1994   $118,331  $    --       --      $  3,073
  and Executive Vice          1993     60,923       --       --
  President, Marketing        1992    186,923    87,300   12,165

Raymond P. Springer           1994   $177,298  $    --       --      $ 11,910
  Executive Vice President,   1993    131,233    15,000      --
  Administration              1992    186,923    87,300   18,120

Dennis V. Carter              1994   $133,356  $    --       --      $  7,514
  Executive Vice President,   1993    123,250    17,000    4,162
  Operations                  1992    139,038    91,665   15,351

Richard D. Coleman            1994   $100,000  $    --       --      $  2,574
  Vice President,             1993     95,481     5,000      --
  Controller and Secretary    1992    103,846    27,160    4,515
- -----------------------


(1) Includes amounts deferred at the election of the Executive Officers under the Company's Retirement Estates 401(k) Plan (the "Retirement Plan"), a trusteed defined contribution plan, and its nonqualified unfunded supplemental salary deferral plan (the "Supplemental Retirement Plan").

(2) Represents (i) matching contributions by the Company under its Retirement Plan of $2,587 for the benefit of Mr. Floto, $1,292 for the benefit of Mr. Whipple, $1,321 for the benefit of Mr. Springer, $990 for the benefit of Mr. Carter and $741 for the benefit of Mr. Coleman; (ii) matching allocations by the Company under its Supplemental Retirement Plan of $5,175 for the benefit of Mr. Floto, $1,453 for the benefit of Mr. Whipple, $9,854 for the benefit of Mr. Springer, $6,075 for the benefit of Mr. Carter and $1,500 for the benefit of Mr. Coleman; and (iii) above-market interest recorded by the Company under its Supplemental Retirement Plan of $1,216 for the benefit of Mr. Floto, $328 for the benefit of Mr. Whipple, $735 for the benefit of Mr. Springer, $449 for the benefit of Mr. Carter and $333 for the benefit of Mr. Coleman.

Stock option grants

     The Company has in effect two nonqualified employee stock option plans pursuant to which options to purchase Common Stock of the Company are granted to certain key employees of the Company, including each of the Executive Officers. No options were granted in fiscal year 1994 under either the 1988 Management Stock Option Plan (the "1988 Option Plan") or the 1991 Management Stock Option Plan (the "1991 Option Plan").

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

     None of the outstanding options granted under the 1988 Option Plan or the 1991 Option Plan has been exercised. The following table shows information concerning the value of the unexercised options held by the Executive Officers determined as of July 31, 1994.
                                      Fiscal Year End Option Values Table

                                                                 Value of
                                     Number of                  Securities
                                     Securities                 Underlying
                                     Underlying                 Unexercised
                                     Unexercised               In-the-Money
                                     Options at                 Options at
                                   Fiscal Year End            Fiscal Year End

                                    Exercisable/                Exercisable/
      Name                          Unexercisable              Unexercisable
      ----                         ---------------            ---------------

Ronald J. Floto                       -- /  --                        --

Thomas A. Whipple                   1,877/12,349                      (1)

Raymond P. Springer                 1,877/18,304                      (1)

Dennis V. Carter                    1,102/19,697                      (1)

Richard D. Coleman                    610/ 4,569                      (1)

(1) On November 9, 1994, the Company filed a "prepackaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"), and is seeking, as promptly as is practicable, confirmation by the Bankruptcy Court of the Plan. Pursuant to this plan, all existing options will be cancelled, and the holders will receive no distribution and retain no interest in the Company. Therefore, the value of all such options is nil.

Compensation of Directors

     Directors of the Company, as such, do not receive any compensation. However, LGP, of which Mr. Green is the controlling shareholder of a general partner and of which Mr. Walker and Ms. Holden Dunbar are general partners, and GGvA, of which Mr. Gibbons is a general partner and of which Messrs. Green and Walker are former general partners, receive compensation for certain ongoing financial advisory services and have also received certain other fees and expenses from the Company. See Item 13. "Certain Relationships and Related Transactions."


Termination of Employment and Change-in-Control Arrangements

     The Company has severance pay agreements with members of its senior management and other key employees. The severance pay agreements provide, among other things, that if the employee is terminated without Cause (as defined therein) in connection with a Change of Control (as defined therein) then such employee will be entitled to payment ranging from 50% to 200% of that employee's annual compensation. The Company does not believe that the Restructuring will constitute a change of control under the agreements.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions


     The Board of Directors of the Company has had, from time to time, a compensation committee and a stock option committee. The compensation committee approves cash compensation payable to the executive officers, and the stock option committee grants options and administers the Company's 1988 Option Plan and 1991 Option Plan. During the 1994 fiscal year, Ronald J. Floto, Leonard I. Green, Christopher V. Walker, Jennifer Holden Dunbar, and Edward W. Gibbons performed the functions of the compensation committee and Messrs. Floto, Green and Gibbons served on the stock option committee.

     Mr. Green is a controlling shareholder of a general partner of LGP and a former partner of Gibbons Green, Mr. Walker is a general partner of LGP and a former partner of Gibbons Green, and Mr. Gibbons is a general partner of GGvA. LGP is the general partner of GEI, which owns approximately 60.9% of the Company's Common Stock (55.4% on a fully diluted basis). GGvA is the general partner of the Fulcrum Partnerships, which collectively own approximately 33.8% of the Company's Common Stock (30.7% on a fully diluted basis), and Gibbons Green is a predecessor of GGvA. Mr. Floto was the Chairman of the Board, President and Chief Executive Officer of the Company until July 29, 1994.

     The Company paid an annual fee of $554,000 plus related out-of-pocket expenses to LGP, and an annual fee of $232,000 plus related out-of-pocket expenses to GGvA as consideration for the provision of ongoing financial advisory services, through September 1993. Since September 1993, the Company has only reimbursed LGP and GGvA for out-of-pocket expenses that have been billed to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


Principal Stockholders


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of October 14, 1994 by each entity or person known by the Company to own more than 5% of the Common Stock of the Company.

                                                 Number of      Percentage of
Name and address of beneficial owner          shares owned(2)  Common Stock(3)
- ------------------------------------          ---------------  ---------------

Green Equity Investors, L.P.(1)                   1,716,967         60.9%
333 South Grand Avenue
Suite 5400
Los Angeles, CA  90071

The Fulcrum III Limited Partnership(2)              566,850         20.1%
600 Madison Avenue
New York, NY 10022

The Second Fulcrum III Limited Partnership(2)       385,325         13.7%
600 Madison Avenue
New York, NY  10022
- -------------------

(1) LGP, the sole general partner of GEI, Leonard I. Green, the controlling shareholder of a general partner of LGP, and Christopher V. Walker and Jennifer Holden Dunbar, general partners of LGP, may be deemed beneficial owners of the shares owned by GEI.

(2) GGvA, the general partner of the Fulcrum Partnerships, and Edward W. Gibbons, as a general partner of GGvA, may be deemed beneficial owners of the shares owned by the Fulcrum Partnerships. Messrs. Green and Walker were formerly general partners of Gibbons Green and have terminated their partnership interest in GGvA but continue to be entitled to their proportionate share of GGvA's economic interest in the Company, other than the investment in the Company made by the Fulcrum Partnerships in November 1991. See "The Company."

(3)  Based on 2,819,589 shares of Common Stock outstanding.


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of October 14, 1994 by each Director, each of the Executive Officers and the Directors and Executive Officers of the Company as a group. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                              Number of       Percentage of
Name of individual                       shares owned(1)(7)  Common Stock(2)
- ------------------                       ------------------  ---------------

Anthony R. Petrillo                                 --              --
Ronald J. Floto                                  29,949            1.1%
Thomas A. Whipple                                13,937             (3)
Raymond P. Springer                              13,937             (3)
Dennis V. Carter                                  6,127             (3)
Richard D. Coleman                                5,635             (3)
Leonard I Green (4)                           1,716,967           60.9%
Christopher V. Walker (4)                     1,716,967           60.9%
Jennifer Holden Dunbar (4)                    1,716,967           60.9%
Edward W. Gibbons (5)                           952,175           33.8%
All Executive Officers and Directors
   as a group (9 persons) (4) (5) (6)         2,708,778           96.1%
- -----------------

(1) Includes outstanding shares of Common Stock and shares subject to exercisable options issued under the 1988 Option Plan and the 1991 Option Plan. Of the shares subject to such options, 1,877 shares are owned beneficially by Mr. Whipple; 1,877 are owned beneficially by Mr. Springer; 1,102 shares are owned beneficially by Mr. Carter; and 610 shares are owned beneficially by Mr. Coleman.

(2)  Based on 2,819,589 shares of Common Stock outstanding.

(3)  Less than 1% of class.

(4) Represents shares owned by GEI of which LGP is the sole general partner. Mr. Green may be deemed to be the beneficial owner of such shares by reason of his being the controlling shareholder of a general partner of LGP, and Mr. Walker may be deemed to be the beneficial owner of such shares by reason of his being a general partner of LGP and Ms. Holden Dunbar may be deemed to be the beneficial owner of such shares by reason of her being a general partner of LGP. In addition, Messrs. Green and Walker were formerly general partners of Gibbons Green and have terminated their partnership interest in GGvA but continue to be entitled to their proportionate share of GGvA's economic interest in the Company, other than the investment in the Company made by the Fulcrum Partnerships in November 1991. See "The Company."

(5) Represents shares owned by the Fulcrum Partnerships. Mr. Gibbons may be deemed to be the beneficial owner of such shares by reason of his general partnership interest in GGvA, which is the sole general partner of each of the Fulcrum Partnerships.

(6) Includes 5,466 shares subject to exercisable options under the 1988 Option Plan and the 1991 Option Plan.

(7) On November 9, 1994, the Company filed a "prepackaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"), and is seeking, as promptly as is practicable, confirmation by the Bankruptcy Court of the Plan. Pursuant to this plan, all existing common stock will be cancelled, and the holders will receive no distribution and retain no interest in the Company.

Item 13.  Certain Relationships and Related Transactions.

     As consideration for the provision of financial advisory services, the Company agreed to pay an annual fee of $554,000, plus out-of-pocket expenses, to LGP, the general partner of GEI, which owns approximately 55.4% of the Company's Common Stock on a fully diluted basis, and an annual fee of $232,000, plus out-of-pocket expenses, to GGvA, the general partner of the Fulcrum Partnerships, which collectively own approximately 30.7% of the Company's Common Stock on a fully diluted basis. The Company believes that the terms of its agreements with LGP and GGvA are comparable to what could be obtained from an unrelated, but equally qualified, third party. Messrs. Green and Walker and Ms. Holden Dunbar are general partners of LGP and each is a director of the Company. Mr. Gibbons, who is a general partner of GGvA, is a director of the Company. Messrs. Green and Walker have terminated their partnership interests in GGvA but continue to be entitled to their proportionate share of GGvA's economic interest in the Company, other than the investment in the Company made by the Fulcrum Partnerships in November 1991. Since September 1993, the Company has only reimbursed LGP and GGvA for out-of-pocket expenses that have been billed to the Company.

                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

                                                                Page Number
1.  Financial Statements:

       Report of Independent Certified Public Accountants            15
       Balance Sheets as of July 31, 1994 and August 1, 1993         16
       Statements of Operations for the fiscal years ended
          July 31, 1994, August 1, 1993, and August 2, 1992          17
       Statement of Stockholders' Deficit for the fiscal years
          ended August 2, 1992, August 1, 1993 and July 31, 1994 18 Statements of Cash Flows for the fiscal years ended
          July 31, 1994, August 1, 1993, and August 2, 1992          19
       Notes to Financial Statements                                 21

2.  Financial Statement Schedules:

    V.  Property and Equipment and Property Under Capital
        Leases                                                       60

    VI. Accumulated Depreciation and Amortization of Property
        and Equipment and Property Under Capital Leases              61

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.  Exhibits:

    Certain of the following exhibits, which have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and which are designated in prior filings as noted below, are hereby incorporated by reference and made a part hereof:

 Exhibit  No.  Description

    3(i)(a) Restated Certificate of Incorporation filed with the Delaware Secretary of State on October 11, 1988 (previously filed as
               Exhibit 19.1(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(b) Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on January 10, 1989 (previously filed as Exhibit 19.1(b) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(c) Certificate of Amendment of Restated Certificate of Incorporation to amend the Statement of Designations, Rights, Preferences and Restrictions of 12% Junior Cumulative Redeemable Preferred Stock filed with the Delaware Secretary of State on January 10, 1989 (previously filed as Exhibit 19.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(d) Certificate of Amendment of Restated Certificate of Incorporation to amend the Restated Statement of Designations, Rights, Preferences and Restrictions of Series A Cumulative Preferred Stock filed with the Delaware Secretary of State on January 30, 1989 (previously filed as Exhibit 19.1(d) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(e) Certificate of Designations, Rights, Preferences and Restrictions of Series B Cumulative Preferred Stock filed with the Delaware Secretary of State on January 10, 1989 (previously filed as Exhibit 19.1(e) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(f) Certificate of Designations, Rights, Preferences and Restrictions of Series C Common Equivalent Convertible Preferred Stock filed with the Delaware Secretary of State on January 10, 1989 (previously filed as Exhibit 19.1(f) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(g) Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 1990 (previously filed as Exhibit 19.1(g) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(h) Certificate of Amendment of the Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 26, 1991 (previously filed as Exhibit 19.1(h) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(i)(i) Certificate of Amendment of the Restated Certificate of Incorporation filed with the Delaware Secretary of State on August (previously filed as Exhibit 19.1(i) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1993, which exhibit is hereby incorporated by reference).

    3(ii)(i) Bylaws (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

    3(ii)(ii)  First Amendment to Bylaws adopted July 30, 1991 (previously filed as Exhibit 3.2(b) to the Company's Annual Report on Form 10-K for the period ended July 28, 1991, which exhibit is hereby incorporated by reference).

    4.1(a) Indenture entered into between the Company and First Florida Bank, N.A., relating to the $105 million 14% Subordinated Debentures due February 1, 2001, dated as of February 8, 1989 (previously filed as Exhibit 4.2(a) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

    4.1(b) Agreement of Resignation, Appointment and Acceptance dated as of April 11, 1994, by and among the Company, Barnett Bank of Tampa (as successor in interest to First Florida Bank, N.A.), as resigning Trustee, and The Bank of New York, as successor Trustee (previously filed as Exhibit 4.1(b) to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1994, which exhibit is hereby incorporated by reference).

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

   10.1(a)(i)  Amended and Restated Credit Agreement dated as of September 14,
               1989, among the Company, certain lenders, and Security Pacific National Bank, as Agent (previously filed as Exhibit 10.4(g) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

    10.1(a)    Agreement to Amend and Restate the Credit Agreement, dated as
    (ii)       of October 12, 1988 among the Company, certain senior lenders, and Security Pacific National Bank, as Agent, dated as of September 14, 1989, among the Company, certain senior lenders and Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(a)(i) to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

    10.1(a)    Assignment and Acceptance Agreement among the Company, Security
    (iii)      Pacific National Bank, and California Federal Bank, dated as of
               September 14, 1989 (previously filed as Exhibit 10.1(a)(ii) to the Company's Registration Statement on Form S-1, Registration
               No. 33-65070, which exhibit is hereby incorporated by reference).

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

    10.1(i) Limited Waiver dated as of September 22, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(i) to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1994, which exhibit is hereby incorporated by reference).

    10.1(j) Limited Waiver dated as of December 15, 1993, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(i) to the Company's Quarterly Report on Form 10-Q for the period ended January 30, 1994, which exhibit is hereby incorporated by reference).

    10.1(k) Seventh Amendment to Credit Agreement dated as of February 1, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(k) to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1994, which exhibit is hereby incorporated by reference).

    10.1(l) Limited Waiver dated as of March 11, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(l) to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1994, which exhibit is hereby incorporated by reference).

    10.1(m) Eighth Amendment to Credit Agreement dated as of April 12, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(m) to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1994, which exhibit is hereby incorporated by reference).

    10.1(n) Limited Waiver dated as of July 5, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

    10.1(o) Limited Waiver dated as of September 1, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

    10.1(p) Limited Waiver and Consent dated as of September 8, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

    10.1(q) Limited Waiver dated as of September 14, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

    10.1(r) Limited Waiver dated as of September 29, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

    10.1(s) Limited Waiver dated as of October 27, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

    10.1(t) Limited Waiver and Consent dated as of November 1, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent.

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

    10.20(a) Note and Warrant Purchase Agreement dated as of February 1, 1994, by and between the Company and GEI (previously filed as Exhibit 10.20(a) to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1994, which exhibit is hereby incorporated by reference).

    10.20(b) Stock Purchase Warrants dated as of February 2, 1994, issued by the Company to GEI (previously filed as Exhibit 10.20(b) to the Company's Quarterly Report on Form 10-Q for the period ended May 1, 1994, which exhibit is hereby incorporated by reference).

(b)  Reports on Form 8-K:

     (1) On a Form 8-K dated May 12, 1994, the Company reported on its engagement of Donaldson, Lufkin & Jenrette Securities Corporation as financial advisor in connection with a proposed capital restructuring.

     (2) On a Form 8-K dated July 27, 1994, the Company reported on the agreement in principle reached between the Company and representatives of certain of its creditors with respect to a proposed capital restructuring of the Company.

                       KASH N' KARRY FOOD STORES, INC.
       PROPERTY AND EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES   Schedule V
                 Years ended July 31, 1994, August 1, 1993,
                             and August 2, 1992
                               (In Thousands)

                                                             Other   Balance
                           Balance                          Charges  at end
                          Beginning  Additions Retirements  Increase    of
Classification            of Period   at Cost    or Sales  (Decrease) Period
                          ---------  --------- -----------  -------- -------
Year ended July 31, 1994:

Land                       $ 18,713  $    635  $    --     $    195  $ 19,543
Buildings and improvements   56,421       --        --        7,096    63,517
Fixtures and equipment      104,686       --     (8,252)      4,283   100,717
Transportation equipment      2,595       --        (63)         61     2,593
Leasehold improvements       25,957       --        --        2,445    28,402
Construction in progress      4,275    10,307       --      (10,467)    4,115
                           --------  --------  --------    --------  --------
                           $212,647  $ 10,942  $ (8,315)   $  3,613  $218,887
                           ========  ========  ========    ========  ========
Capital leases/financed
    asset additions        $ 22,153  $  4,603  $   (189)   $ (3,613) $ 22,954
                           ========  ========  ========    ========  ========

Year ended August 1, 1993:

Land                       $ 15,218  $    --   $    --     $  3,495  $ 18,713
Building and improvements    48,453       --        --        7,968    56,421
Fixtures and equipment       90,762       --     (1,699)     15,623   104,686
Transportation equipment      2,594       --        --            1     2,595
Leasehold improvements       20,765       --        (11)      5,203    25,957
Construction in progress      3,325    13,103       --      (12,153)    4,275
                           --------  --------  --------    --------  --------
                           $181,117  $ 13,103  $ (1,710)   $ 20,137  $212,647
                           ========  ========  ========    ========  ========
Capital leases/financed
  asset additions          $ 17,690  $ 24,600  $    --     $(20,137) $ 22,153
                           ========  ========  ========    ========  ========

Year ended August 2, 1992:

Land                       $ 15,204  $    --   $    --     $     14  $ 15,218
Buildings and improvements   43,838       --        --        4,615    48,453
Fixtures and equipment       91,294       --     (7,093)      6,561    90,762
Transportation equipment      2,502       --        (45)        137     2,594
Leasehold improvements       19,753       --        (66)      1,078    20,765
Construction in progress      4,203    11,660      (133)    (12,405)    3,325
                           --------  --------  --------    --------  --------
                           $176,794  $ 11,660  $ (7,337)   $    --   $181,117
                           ========  ========  ========    ========  ========

Capital leases             $ 13,986  $  3,725  $    (21)   $    --   $ 17,690
                           ========  ========  ========    ========  ========

     Other charges reflect the transfer of assets between the classifications.

                See accompanying independent auditors' report.

                         KASH N' KARRY FOOD STORES, INC.
             PROPERTY AND EQUIPMENT - ACCUMULATED DEPRECIATION    Schedule VI
             AND PROPERTY UNDER CAPITAL LEASES - AMORTIZATION
                Years ended July 31, 1994, August 1, 1993,
                            and August 2, 1992
                              (In Thousands)


                                                             Other   Balance
                           Balance                          Charges  at end
                          Beginning  Additions Retirements  Increase    of
Classification            of Period   at Cost    or Sales  (Decrease) Period
                          ---------  --------- -----------  -------- -------

Year ended July 31, 1994:

Building and improvements $10,896    $ 2,532    $   --      $   560  $13,988
Fixtures and equipment     40,511     10,669     (7,803)          3   43,380
Transportation equipment    2,595         19        --           (1)   2,613
Leasehold improvements      7,829      2,947        --         (561)  10,215
                          -------    -------    -------     -------  -------
                          $61,831    $16,167    $(7,803)    $     1  $70,196
                          =======    =======    =======     =======  =======
Capital leases            $ 8,032    $ 3,238    $  (115)    $    (1) $11,154
                          =======    =======    =======     =======  =======

Year ended August 1, 1993:


Building and improvements $ 8,180    $ 2,716    $   --      $   --   $10,896
Fixtures and equipment     31,898     10,220     (1,607)        --    40,511
Transportation equipment    2,574         21        --          --     2,595
Leasehold improvements      5,782      2,059        (12)        --     7,829
                          -------    -------    -------     -------  -------
                          $48,434    $15,016    $(1,619)    $   --   $61,831
                          =======    =======    =======     =======  =======
Capital leases            $ 5,001    $ 3,031    $   --      $   --   $ 8,032
                          =======    =======    =======     =======  =======


Year ended August 2, 1992:

Building and improvements $ 5,978    $ 2,331    $  (129)    $   --   $ 8,180
Fixtures and equipment     29,306      9,136     (6,544)        --    31,898
Transportation equipment    1,945        657        (28)        --     2,574
Leasehold improvements      4,202      1,646        (66)        --     5,782
                          -------    -------    -------     -------  -------
                          $41,431    $13,770    $(6,767)    $   --   $48,434
                          =======    =======    =======     =======  =======

Capital leases            $ 2,836    $ 2,186    $   (21)    $   --   $ 5,001
                          =======    =======    ========    =======  =======

     Other charges reflect the transfer of assets between the classifications.

                 See accompanying independent auditors' report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   KASH N' KARRY FOOD STORES, INC.



     November 9, 1994              By: /s/ Richard D. Coleman
                                       -----------------------------
                                       Richard D. Coleman, Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     November 9, 1994               /s/ Anthony R. Petrillo
                                   ---------------------------------------
                                        Anthony R. Petrillo,
                                        Acting Chief Executive Officer,
                                        and Acting Chairman of the Board



     November 9, 1994               /s/ Thomas A. Whipple
                                   ---------------------------------------
                                        Thomas A. Whipple,
                                        Chief Operating Officer, Executive
                                        Vice President - Marketing and
                                        Director



     November 9, 1994               /s/ Raymond P. Springer
                                   ---------------------------------------
                                        Raymond P. Springer, Executive
                                        Vice-President - Administration,
                                        Principal Financial Officer and
                                        Director



     November 9, 1994               /s/ Dennis V. Carter
                                   ---------------------------------------
                                        Dennis V. Carter, Executive
                                        Vice-President - Operations and
                                        Director

     November 9, 1994               /s/ Richard D. Coleman
                                   ---------------------------------------
                                        Richard D. Coleman,
                                        Vice-President, Controller
                                        and Secretary, and
                                        Principal Accounting Officer




     November 9, 1994               /s/ Leonard I. Green
                                   ---------------------------------------
                                        Leonard I. Green, Director





     November 9, 1994               /s/ Christopher V. Walker
                                   ---------------------------------------
                                        Christopher V. Walker,
                                        Director




     November 9, 1994               /s/ Jennifer Holden Dunbar
                                   ---------------------------------------
                                        Jennifer Holden Dunbar,
                                        Director




     November 9, 1994               /s/ Edward W. Gibbons
                                   ---------------------------------------
                                        Edward W. Gibbons, Director








     Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report or proxy statement has been sent to security holders.