Form 10-Q
period 1994-10-30
KASH N KARRY FOOD STORES INC
filed 1994-12-14
CIK 842913

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended October 30, 1994         Commission File No. 33-25621





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



As of December 9, 1994, there were 2,819,589 shares outstanding of the registrant's common stock, $0.01 par value.

                        KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)

                                      ASSETS
                                                       October 30,   July 31,
                                                           1994        1994
                                                       -----------   ---------
Current assets:                                        (Unaudited)
   Cash and cash equivalents                           $ 12,622      $  6,852
   Accounts receivable                                    6,439         8,084
   Inventories                                           74,171        76,094
   Prepaid expenses and other current assets              2,542        12,805
                                                       ---------     ---------
      Total current assets                               95,774       103,835
Property and equipment, at cost, less
   accumulated depreciation                             165,779       160,491
Favorable lease interests, less accumulated
   amortization of $13,969 and $13,543                   11,886        12,312
Deferred financing costs, less accumulated
   amortization of $23,259 and $22,572                   13,695        12,630
Excess of cost over net assets acquired, less
   accumulated amortization of $16,996 and $16,288       96,050        96,758
Other assets                                              3,848         3,867
                                                       ---------     ---------
      Total assets                                     $387,032      $389,893
                                                       =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                   $ 40,852      $ 42,740
   Accounts payable                                      37,729        34,908
   Accrued payroll and benefits                           7,017         5,579
   Accrued interest                                      22,906        15,849
   Taxes, other than income                               6,895         6,056
   Other accrued expenses                                13,512        11,450
                                                       ---------     ---------
      Total current liabilities                         128,911       116,582

Long-term debt, less current obligations                312,327       317,381
Other long-term liabilities                              10,917        12,334
Series B Cumulative Preferred Stock of $.01 par
   value and a stated value of $100 a share.
   Authorized 50,000 shares; 38,750 shares outstanding.   3,875         3,875
Series C Convertible Preferred Stock of $.01 par value.
   Authorized 100,000 shares; 77,500 shares outstanding.    775           775

Stockholders' deficit:
   Common Stock of $.01 par value.  Authorized 4,000,000
      shares; 2,819,589 shares outstanding.                  28            28
   Capital in excess of par value                        77,695        77,695
   Accumulated deficit                                 (147,459)     (138,740)
   Less cost of treasury stock - 2,437 shares               (37)          (37)
                                                       ---------     ---------
       Total stockholders' deficit                      (69,773)      (61,054)
                                                       ---------     ---------
       Total liabilities and stockholders' deficit     $387,032      $389,893
                                                       =========     =========
               See accompanying notes to condensed financial statements.

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)


                                    Thirteen Weeks Ended  Thirteen Weeks Ended
                                      October 30, 1994      October 31, 1993
                                    --------------------  --------------------

Sales                                       $240,147              $256,635
Cost of sales                                191,732               204,209
                                            ---------             ---------

   Gross profit                               48,415                52,426

Selling, general and
   administrative expenses                    40,500                44,828
Depreciation and amortization                  6,074                 5,891
Store closing and other costs                    --                 11,016
                                            ---------             ---------

   Operating income (loss)                     1,841                (9,309)

Interest expense                              10,560                11,141
                                            ---------             ---------

   Net loss                                   (8,719)              (20,450)

Undeclared dividends on Preferred Stock          116                   116
                                            ---------             ---------

   Loss attributable to Common Stock        $ (8,835)             $(20,566)
                                            =========             =========
























               See accompanying notes to condensed financial statements.

                        KASH N' KARRY FOOD STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                  Thirteen         Thirteen
                                                Weeks Ended      Weeks Ended
                                             October 30, 1994 October 31, 1993
                                             ---------------- ----------------
Net cash flow from operating activities:
   Net loss                                       $ (8,719)       $(20,450)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating
         activities:
      Depreciation and amortization, excluding
         deferred financing costs                    6,074           5,891
      Store closing and other costs                    --           11,016
      Amortization of deferred financing costs         687             718
      (Increase) decrease in assets:
         Accounts receivable                         1,645           1,952
         Inventories                                 1,923          (6,931)
         Prepaid expenses and other assets             295           1,679
      Increase (decrease) in liabilities:
         Accounts payable                            2,821           5,402
         Accrued expenses and other liabilities      9,978          (4,324)
                                                  ---------       ---------
            Net cash provided (used) by
               operating activities                 14,704          (5,047)
                                                  ---------       ---------

Cash used by investing activities:
   Additions to property and equipment                (229)         (3,016)
   Leased/financed asset additions                      --          (3,613)
                                                  ---------       ---------
            Net cash used by investing
               activities                             (229)         (6,629)
                                                   ---------       ---------

Cash provided (used) by financing activities:
   Borrowings under revolving loan facility            800          15,700
   Additions to obligations under
      capital leases and notes payable                  --             713
   Repayments on revolving loan facility            (4,500)         (2,400)
   Repayments on term loan facility                 (1,463)         (1,462)
   Repayments of other long-term liabilities        (1,790)         (1,782)
   Other financing activities                       (1,752)           (113)
                                                  ---------       ---------
            Net cash provided (used) by
               financing activities                 (8,705)         10,656
                                                  ---------       ---------

Net increase (decrease) in cash
   and cash equivalents                              5,770          (1,020)
Cash and cash equivalents at beginning of period     6,852           2,145
                                                  ---------       ---------
Cash and cash equivalents at end of period        $ 12,622        $  1,125
                                                  =========       =========

               See accompanying notes to condensed financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)



1. The condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1994 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the thirteen weeks may not be indicative of the results that may be expected for the fiscal year ending July 30, 1995.

2. On September 3, 1994, the Company began to solicit acceptances of all impaired parties of a restructuring of the Company which would be implemented through the consummation of a "prepackaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"). As a result of this solicitation, the voting requirements prescribed by Section 1126 of the Bankruptcy Code were satisfied, and on November 9, 1994 the Company filed with the Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. On December 12, 1994, the Bankruptcy Court confirmed the Plan, and the Company is scheduled to emerge from bankruptcy on or about December 27, 1994. During the pendency of the bankruptcy case, the Company is, with the Bankruptcy Court's approval, operating its business in the ordinary course, and is paying all pre-petition and post-petition claims of the Company's general unsecured creditors, trade creditors and employees in full. The Plan also provides that:

     (i) Each $1,000 principal amount of the Company's Old Senior Floating Rate Notes will be exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the petition date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

     (ii) Each $1,000 principal amount of the Company's Old Senior Fixed Rate Notes will be exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the petition date, or, at such holder's election,
(b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim.

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


     (iii) the Old Subordinated Debentures will be exchanged for newly-issued common stock of the Company representing 85 percent of the common stock to be outstanding on the effective date of the Plan (the "Effective Date");

     (iv) Green Equity Investors, L.P., will invest $10 million cash in exchange for newly-issued common stock of the Company representing 15 percent of the common stock to be outstanding on the Effective Date;

     (v) the Company will enter into a new bank credit agreement with The CIT Group/Business Credit, Inc., and the lenders under its existing bank credit agreement, pursuant to which the Company will have credit availability from and after the Effective Date on the terms set forth therein; and

     (vi) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company will be extinguished.

3. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out (FIFO) method.

4. The Company had a policy of classifying capital expenditures to be refinanced within one year as prepaid expenses and other current assets. Under the provisions of the new bank agreement currently under negotiation, the Company will be significantly restricted from incurring additional capital lease obligations, and any proceeds from refinancing will not be available for operating purposes. Therefore, these amounts have been classified as property, plant, and equipment in the accompanying condensed financial statements as of October 30, 1994. At July 31, 1994, prepaid expenses and other current assets included $9,987 of expenditures for construction in progress expected to be financed.

5. The Company has a retiree medical plan under which medical coverage is available to current retirees and those active employees who, on August 1, 1993, had attained age 65 with at least 15 years of service. In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which the Company will adopt on the Effective Date of the Plan, the provisions of Financial Accounting Standards Board Statement 106 ("SFAS 106") will also be adopted as of that date. The Company estimates that the expected postretirement benefit obligation will be approximately $2.0 million.

6. During the first quarter of fiscal 1994, the Company recorded a non-recurring charge of $11,016 which reflects expenses associated with a program of closing twelve underperforming stores and expensing costs associated with unsuccessful financing activities.

7. Cumulative undeclared dividends on Preferred Stock are $2,678 from October 12, 1988 through October 30, 1994.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This analysis should be read in conjunction with the condensed financial statements.

Results of Operations

     Operating cash flow (earnings before interest, taxes, depreciation and amortization and store closing and other costs) for the quarter ended October 30, 1994 was $7.9 million versus $7.6 million for the quarter ended October 31, 1993. The increase in operating cash flow was attributed to the factors indicated below.

     Sales.

                                              Thirteen Weeks
                                              1994      1993
                                            --------   -----

          Sales (in millions)                $240.1    $256.6

          Change in same store sales          0.34%

          Average sales per
             store week (in thousands)       $186      $172

     The Company closed seventeen stores and opened two new stores over the last year as part of an overall strategic consolidation of its store network. The Company was able to mitigate the sales impact of these store closings by transferring a portion of the sales of the closed stores to operating stores; therefore, there was not a substantial adverse impact on the Company's operating cash flow.

     Gross Profit. The Company had gross profit of $48.4 million, or 20.2% as a percentage of sales, for the thirteen weeks ended October 30, 1994; and gross profit of $52.4 million, or 20.4% of sales, for the thirteen weeks ended October 31, 1993. The decrease in gross margin as a percentage of sales was due to the effect of lower investment in forward buy inventory and lower promotional funds, offset by improved perishable margins and increased efficiency in warehouse and distribution operations.

     Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $40.5 million, or 16.9% as a percentage of sales, for the thirteen weeks ended October 30, 1994 and $44.8 million, or 17.5% as a percentage of sales, for the thirteen weeks ended October 31, 1993. The reduction of selling, general and administrative expenses was due to lower store labor costs, reduced corporate overhead expenses and lower advertising expenditures associated with a comprehensive operational restructuring of the Company initiated during the quarter; and reduced operating costs associated with store closings during the last twelve months. These improvements were partially offset by an increase in workers' compensation insurance reserves.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Depreciation and Amortization. The Company's depreciation and amortization expenses were $6.1 million for the quarter ended October 30, 1994 compared to $5.9 million for the quarter ended October 31, 1993. The increase is primarily attributable to new stores and major remodels, partially offset by the retirement of assets of stores closed.

     Store Closing and Other Costs. During the first quarter of fiscal 1994, the Company recorded a non-recurring charge of $11.0 million. This charge included $1.9 million of costs associated with unsuccessful financing activities, $4.2 million of favorable lease interests written off in connection with the closing of twelve underperforming stores, $4.0 million representing an adjustment to the expected lease liability on closed stores, net of sublease income, and $.9 million of other store closing and related expenses.

     Interest Expense. The Company's net interest expense for the thirteen weeks ended October 30, 1994 was $10.6 million and $11.1 million for the thirteen weeks ended October 31, 1993. The decrease in interest expense was primarily attributable to decreased interest hedge costs offset partially by higher interest expense on floating rate debt.




                               Financial Condition


     On November 9, 1994, the Company filed with the Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code; on December 12, 1994, the Bankruptcy Court confirmed the Company's Plan of Reorganization (the "Plan"); and the effective date of the Plan is scheduled on or about December 27, 1994. During the pendency of the bankruptcy case, the Company is, with the Bankruptcy Court's approval, operating its business in the ordinary course, and is paying all pre-petition and post-petition claims of the Company's general unsecured creditors, trade creditors, and employees in full. The provisions of the Plan, which are discussed in Footnote 2 to the accompanying condensed financial statements, will have an immediate beneficial impact on the Company's financial condition, primarily as a result of significantly deleveraging the Company's balance sheet.

     Prior to November 9, 1994, the Company's Bank Credit Agreement provided for a revolving credit facility with individual sublimits of $30.0 million for working capital loans and $25.0 million for letters of credit, with a maximum of $50.0 million outstanding under the total facility at any one time. As of October 30, 1994, the Company had $25.0 million borrowed under the working capital line and $16.7 million of letters of credit outstanding.

During the weeks preceding the bankruptcy filing, the Company, with the approval of its existing bank lenders, increased its cash position by fully drawing the remaining availability under its working capital line. On November 9, 1994, the Bankruptcy Court approved the use of cash collateral and a letter of credit facility of $17.7 million under the existing Bank Credit Agreement, and additional debtor-in-possession financing provided by BankAmerica Business Credit, Inc. of $11.2 million, subject to certain terms and conditions. The Company has received commitments from CIT Group/Business Credit Inc. and its existing bank lenders to provide a new 3-year $35 million term loan facility and a new 3-year $50 million revolving credit facility upon the Company's emergence from bankruptcy on the effective date.

     Beginning August 1, 1994, the Company implemented a new business strategy to improve the Company's financial performance. The focus of this strategy is to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores. During the first quarter of fiscal 1995 the Company has significantly improved its liquidity by instituting a payment moratorium on interest due on the Senior Fixed Rate Notes, Senior Floating Rate Notes, and Subordinated Debentures; managing working capital; and reducing operating expenses and capital expenditures. These actions have allowed the Company to begin investing in forward buy inventory again.

     Consistent with its new business strategy, the Company does not anticipate opening or acquiring any new stores during the current fiscal year, but expects that capital expenditures of approximately $7.4 million will be used to upgrade its existing store facilities.

     The Company has entered into interest rate hedging transactions to reduce its exposure to increases in short-term interest rates on the majority of its floating rate debt which extend through August 1995. The Company does not believe that there would be any material impact on the accompanying condensed financial statements as of October 30, 1994 by liquidating these contracts.

     Based upon the Company's ability to generate working capital through its operations and the new $50.0 million bank revolving credit facility that will be available upon its emergence from bankruptcy, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

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

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     On November 9, 1994, the Company filed with the United States District Court for the District of Delaware (the "Bankruptcy Court") a voluntary petition for reorganization pursuant to Chapter 11 of United States Bankruptcy Code, styled In re: Kash n' Karry Food Stores, Inc., Chapter 11 Case No. 94-1082 (HSB). On December 12, 1994, the Bankruptcy Court entered an order confirming the Company's First Amended Plan of Reorganization, as amended by notices of technical modifications thereto filed with the Bankruptcy Court on November 9, 1994, and December 12, 1994 (the "Plan"). The effective date on which the Plan will be consummated (the "Effective Date") is anticipated to occur on or before December 27, 1994. During the pendency of the bankruptcy case, the Company is, with the Bankruptcy Court's approval, operating its business in the ordinary course, and is paying all pre-petition and post-petition claims of the Company's general unsecured creditors, trade creditors and employees in full.

     Under the terms of the Plan, on the Effective Date, each of the following transactions will occur:

     (1) each $1,000 principal amount of the Company's $85 million Senior Floating Rate Notes due August 2, 1996 (the "Old Senior Floating Rate Notes") will be exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the petition date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (2) each $1,000 principal amount of the Company's $50 million 12-3/8% Senior Fixed Rate Notes due February 1, 1999 (the "Old Senior Fixed Rate Notes") will be exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the petition date, or, at such holder's election,
(b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (3) the Company's $105 million 14% Subordinated Debentures due February 1, 2001 (the "Old Subordinated Debentures") will be exchanged for approximately 2,635,000 shares of newly-issued common stock of the Company, representing in the aggregate 85 percent of the common stock to be outstanding on the Effective Date;

     (4) Green Equity Investors, L.P., will invest $10 million cash in exchange for 465,000 shares of newly-issued common stock of the Company representing 15 percent of the common stock to be outstanding on the Effective Date;

     (5) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company will be extinguished;

     (6) the Company will enter into a new bank credit agreement with CIT Group/Business Credit, Inc., and the lenders under its existing bank credit agreement, pursuant to which the Company will have credit availability from and after the Effective Date on the terms set forth therein; and

     (7) the rights of trade creditors and other creditors of the Company will be unimpaired.

     Except for the pending bankruptcy case, there are no material legal proceedings to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary and routine litigation incidental to its business.


Item 3.  Defaults Upon Senior Securities.

     The Company did not make interest payments due on August 1, 1994, and August 2, 1994, respectively, under the Old Senior Fixed Rate Notes, the Old Subordinated Debentures, and the Old Senior Floating Rate Notes. As a result of the Company's pending bankruptcy proceeding, the automatic stay provisions of the U.S. Bankruptcy Code preclude the holders of such obligations from enforcing remedies with respect to the occurrence of an event of default thereunder.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit  No.    Description

2 First Amended Plan of Reorganization filed by the Company with the United States Bankruptcy Court of the District of Delaware, as confirmed on December 12, 1994. (Exhibits to the Plan have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Commission a copy of any omitted exhibit upon request.)

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

4.2 Piggyback Registration Rights Agreement between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated February 8, 1989 (previously filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

4.3(a) Indenture entered into between the Company and NCNB National Bank of Florida, as Trustee, relating to the $85 million Senior Floating Rate Notes due August 2, 1996, dated as of September 14, 1989 (previously filed as Exhibit 4.6(a) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

4.3(b) Agreement of Resignation, Appointment and Acceptance dated as of November 8, 1994, by and among the Company, NationsBank of Florida, National Association (as successor in interest to NCNB National Bank of Florida), as resigning Trustee, and IBJ Schroder Bank & Trust Company, as successor Trustee.

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

10.1(a)(i)Amended and Restated Credit Agreement dated as of September 14,
          1989, among the Company, certain lenders, and Security Pacific National Bank, as Agent (previously filed as Exhibit 10.4(g) to the Company's Annual Report on Form 10-K for the period ended July 30, 1989, which exhibit is hereby incorporated by reference).

10.1(a)(ii)Agreement to Amend and Restate the Credit Agreement, dated as of October 12, 1988 among the Company, certain senior lenders, and Security Pacific National Bank, as Agent, dated as of September 14, 1989, among the Company, certain senior lenders and Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(a)(i) to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

10.1(a)(iii)Assignment and Acceptance Agreement among the Company, Security
          Pacific National Bank, and California Federal Bank, dated as of September 14, 1989 (previously filed as Exhibit 10.1(a)(ii) to the Company's Registration Statement on Form S-1, Registration No. 33-65070, which exhibit is hereby incorporated by reference).

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

10.1(n) Limited Waiver dated as of July 5, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings
          Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(n) to the Company's Annual Report on Form 10-K for the period ended July 31, 1994, which exhibit is hereby incorporated by reference).

10.1(o) Limited Waiver dated as of September 1, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(o) to the Company's Annual Report on Form 10-K for the period ended July 31, 1994, which exhibit is hereby incorporated by reference).

10.1(p) Limited Waiver and Consent dated as of September 8, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(p) to the Company's Annual Report on Form 10-K for the period ended July 31, 1994, which exhibit is hereby incorporated by reference).

10.1(q) Limited Waiver dated as of September 14, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(q) to the Company's Annual Report on Form 10-K for the period ended July 31, 1994, which exhibit is hereby incorporated by reference).

10.1(r) Limited Waiver dated as of September 29, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(r) to the Company's Annual Report on Form 10-K for the period ended July 31, 1994, which exhibit is hereby incorporated by reference).

10.1(s) Limited Waiver dated as of October 27, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(s) to the Company's Annual Report on Form 10-K for the period ended July 31, 1994, which exhibit is hereby incorporated by reference).

10.1(t) Limited Waiver dated as of November 1, 1994, among the Company, certain lenders, and Bank of America National Trust and Savings Association, as successor by merger to Security Pacific National Bank, as Agent (previously filed as Exhibit 10.1(t) to the Company's Annual Report on Form 10-K for the period ended July 31, 1994, which exhibit is hereby incorporated by reference).

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

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter ended October 30, 1994.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KASH N' KARRY FOOD STORES, INC.



Date:   December 14, 1994               /s/  Raymond P. Springer
                                        -------------------------------
                                        Raymond P. Springer
                                        Executive Vice President,
                                          Administration



Date:   December 14, 1994               /s/  Richard D. Coleman
                                        -------------------------------
                                        Richard D. Coleman
                                        Vice President, Controller
                                          and Secretary