Form 10-Q
period 1995-01-29
KASH N KARRY FOOD STORES INC
filed 1995-03-15
CIK 842913

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended January 29, 1995         Commission File No. 33-25621





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




The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. The registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.



As of March 10, 1995, there were 3,100,000 shares outstanding of the registrant's common stock, $0.01 par value.

                        KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)



                                      ASSETS


                                                      Reorganized  Predecessor
                                                        Company      Company
                                                      ------------ -----------
                                                       January 29,   July 31,
                                                           1995        1994
                                                      ------------ -----------
                                                       (Unaudited)
                                                         (Note 1)
Current assets:
   Cash and cash equivalents                             $ 10,517    $  6,852
   Accounts receivable                                      6,701       8,084
   Inventories                                             78,756      76,094
   Prepaid expenses and other current assets                3,246      12,805
                                                         ---------   ---------
      Total current assets                                 99,220     103,835
Property and equipment, at cost, less
   accumulated depreciation                               143,813     160,491
Favorable lease interests, less accumulated
   amortization of $192 and $13,543                        29,762      12,312
Deferred financing costs, less accumulated
   amortization of $182 and $22,572                         4,043      12,630
Reorganization value in excess of amount allocable
   to identifiable assets, less accumulated
   amortization of $460 at January 29, 1995               102,059         --
Excess of cost over net assets acquired, less
   accumulated amortization of $16,288 at
   July 31, 1994                                              --       96,758
Other assets                                                2,854       3,867
                                                         ---------   ---------
      Total assets                                       $381,751    $389,893
                                                         =========   =========


















               See accompanying notes to condensed financial statements.

                        KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                      Reorganized  Predecessor
                                                        Company      Company
                                                      ------------ -----------
                                                       January 29,   July 31,
                                                           1995        1994
                                                      ------------ -----------
                                                       (Unaudited)
                                                         (Note 1)
Current liabilities:
   Current portion of long-term debt                     $ 12,764    $ 42,740
   Accounts payable                                        39,883      34,908
   Accrued payroll and benefits                             9,023       5,579
   Accrued interest                                         4,618      15,849
   Taxes, other than income                                 4,052       6,056
   Other accrued expenses                                  21,673      11,450
                                                         ---------   ---------
      Total current liabilities                            92,013     116,582

Long-term debt, less current obligations                  227,522     317,381
Other long-term liabilities                                14,914      12,334
Old Series B Cumulative Preferred Stock of $.01 par
   value and a stated value of $100 a share.
   Authorized 50,000 shares; 38,750 shares
   outstanding at July 31, 1994.                              --        3,875
Old Series C Convertible Preferred Stock of
   $.01 par value. Authorized 100,000 shares;
   77,500 shares outstanding at July 31, 1994.                --          775

Stockholders' equity (deficit):
   New Common Stock of $.01 par value.
      Authorized 5,500,000 shares; 3,100,000
      shares outstanding at January 29, 1995.                  31         --
   Old Common Stock of $.01 par value.
      Authorized 4,000,000 shares; 2,819,589
      shares outstanding at July 31, 1994.                    --           28
   Capital in excess of par value                          46,464      77,695
   Retained earnings (deficit)                                807    (138,740)
   Less cost of treasury stock - 2,437 shares
      at July 31, 1994                                        --          (37)
                                                         ---------   ---------
       Total stockholders' equity (deficit)                47,302     (61,054)
                                                         ---------   ---------
       Total liabilities & stockholders' equity          $381,751    $389,893
                                                         =========   =========




               See accompanying notes to condensed financial statements.

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)

                                   Reorganized          Predecessor
                                     Company              Company
                                   -----------    --------------------------
                                      Four          Nine          Thirteen
                                   Weeks Ended    Weeks Ended    Weeks Ended
                                   January 29,    January 1,     January 30,
                                      1995          1995            1994
                                   -----------    -----------    -----------
Sales                               $ 86,354       $186,535       $278,166
Cost of sales                         68,940        149,070        221,706
                                    ---------     -----------    ----------
   Gross profit                       17,414         37,465         56,460

Selling, general and
   administrative expenses            12,226         28,319         45,300
Depreciation and amortization          1,979          4,161          6,220
                                    ---------      ---------     ----------
   Operating income                    3,209          4,985          4,940

Interest expense                       2,402          3,159         11,372
                                    ---------      ---------     ----------
Income (loss) before reorganization
   items, income taxes, extra-
   ordinary item and change in
   accounting principle                 807          1,826         (6,432)

Reorganization items                    --            (219)           --
                                    ---------      ---------     ----------
Income (loss) before income taxes,
    extraordinary item and change
    in accounting principle             807          1,607         (6,432)

Provision for income taxes              --             --             --
                                    ---------      ---------     ----------
Income (loss) before extra-
    ordinary item and change in
    accounting principle                807          1,607         (6,432)

Extraordinary item - gain on
    debt discharge                      --          70,166            --
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits     --          (2,000)           --
                                    ---------      ---------     ----------
Net income (loss)                   $   807        $69,773       $ (6,432)
                                    =========      =========     ==========

Net income per common share (A)(B)  $   0.03
                                    =========
(A) Based on a weighted average number of shares of common stock of 3,100,000 outstanding.
(B) Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.
               See accompanying notes to condensed financial statements.

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)

                                   Reorganized          Predecessor
                                     Company              Company
                                   -----------    --------------------------
                                      Four        Twenty-Two     Twenty-Six
                                   Weeks Ended    Weeks Ended    Weeks Ended
                                   January 29,    January 1,     January 30,
                                      1995          1995            1994
                                   -----------    -----------    -----------
Sales                               $ 86,354       $426,681       $534,801
Cost of sales                         68,940        340,802        425,915
                                    ---------     -----------    ----------
   Gross profit                       17,414         85,879        108,886

Selling, general and
   administrative expenses            12,226         68,819         90,128
Depreciation and amortization          1,979         10,234         12,111
Store closing and other costs            --             --          11,016
                                    ---------      ---------     ----------
   Operating income (loss)             3,209          6,826         (4,369)

Interest expense                       2,402         13,719         22,513
                                    ---------      ---------     ----------
Income (loss) before reorganization
   items, income taxes, extra-
   ordinary item and change in
   accounting principle                  807         (6,893)       (26,882)

Reorganization items                     --            (219)           --
                                    ---------      ---------     ----------
Income (loss) before income taxes,
    extraordinary item and change
    in accounting principle              807         (7,112)       (26,882)

Provision for income taxes               --             --             --
                                    ---------      ---------     ----------
Income (loss) before extra-
    ordinary item and change
    in accounting principle              807         (7,112)       (26,882)

Extraordinary item - gain on
    debt discharge                       --          70,166            --
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits      --          (2,000)           --
                                    ---------      ---------     ----------
Net income (loss)                   $    807       $ 61,054      $ (26,882)
                                    =========      =========     ==========
Net income per common share (A)(B)  $   0.03
                                    =========
(A) Based on a weighted average number of shares of common stock of 3,100,000 outstanding.
(B) Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.
               See accompanying notes to condensed financial statements.

                        KASH N' KARRY FOOD STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                          Reorganized       Predecessor
                                            Company           Company
                                          ------------ -----------------------
                                           Four Weeks  Twenty-Two  Twenty-Six
                                              Ended    Weeks Ended Weeks Ended
                                           January 29, January 1,  January 30,
                                              1995        1995        1994
                                           ----------- ----------- -----------

Net cash flow from operating activities:
   Net income (loss)                         $    807    $61,054    $(26,882)
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation and amortization,
         excluding deferred financing costs     1,979     11,234      12,111
      Store closing and other costs               --         --       11,016
      Amortization of deferred financing costs    182      1,152       1,549
      Reorganization expense                      --       4,329         --
      Adjustment of accounts to fair value        --      (4,110)        --
      Change in accounting principle              --       2,000         --
      Write-off of transaction costs              --      12,989         --
      Gain on discharge of debt                   --     (70,166)        --
      (Increase) decrease in assets:
         Accounts receivable                     (939)     2,322         660
         Inventories                            8,358     (5,917)      9,433
         Prepaid expenses and other assets       (149)      (270)       (454)
      Increase (decrease) in liabilities:
         Accounts payable                       3,175      1,800       1,652
         Accrued expenses and other
            liabilities                        (1,072)    (4,012)      2,697
                                             ---------   --------   ---------

            Net cash provided (used) by
               operating activities            12,341     12,405      11,782
                                             ----------  --------   ---------

Cash used by investing activities:
   Additions to property and equipment           (162)      (665)     (6,194)
   Leased/financed asset additions                --         --       (4,412)
   Proceeds from sale of property and
      equipment                                   --         --          359
                                             ----------  --------   ---------

            Net cash used by investing
               activities                        (162)      (665)    (10,247)
                                             ----------  --------   ---------




               See accompanying notes to condensed financial statements.

                        KASH N' KARRY FOOD STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                          Reorganized       Predecessor
                                            Company           Company
                                          ------------ -----------------------
                                           Four Weeks  Twenty-Two  Twenty-Six
                                              Ended    Weeks Ended Weeks Ended
                                           January 29, January 1,  January 30,
                                              1995        1995        1994
                                           ----------- ----------- -----------

Cash provided (used) by financing activities:
   Borrowings under revolving loan facility   $  4,200   $    800   $  15,700
   Additions to obligations under
      capital leases and notes payable             --         --          799
   Repayments on revolving loan facility        (6,700)   (18,000)     (9,100)
   Repayments on term loan facility                --      (3,098)     (2,925)
   Repayments of other long-term liabilities      (151)    (2,235)     (2,642)
   Sale of Common Stock                            --      10,000         --
   Other financing activities                      --      (5,070)       (512)
                                              ---------  ---------  ----------

            Net cash provided (used) by
               financing activities             (2,651)   (17,603)      1,320
                                              ---------  ---------  ----------

Net increase (decrease) in cash
   and cash equivalents                          9,528     (5,863)      2,855
Cash and cash equivalents at beginning
   of period                                       989      6,852       2,145
                                              ---------  ---------  ----------

Cash and cash equivalents at end of period    $ 10,517   $    989   $   5,000
                                              =========  =========  ==========




















               See accompanying notes to condensed financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)



1. On September 3, 1994, the Company began to solicit acceptances of all impaired parties of a restructuring of the Company which would be implemented through the consummation of a "prepackaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Restructuring"). As a result of this solicitation, the voting requirements prescribed by Section 1126 of the Bankruptcy Code were satisfied, and on November 9, 1994 (the "Petition Date") the Company filed with the Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. On December 12, 1994, the Bankruptcy Court confirmed the plan of reorganization, and the Company emerged from bankruptcy on December 29, 1994 (the "Effective Date"). During the pendency of the bankruptcy case, the Company, with the Bankruptcy Court's approval, operated its business in the ordinary course, and paid all pre-petition and post-petition claims of the Company's general unsecured creditors, trade creditors and employees in full. In connection with the Restructuring:

     (i) Each $1,000 principal amount of the Company's Old Senior Floating Rate Notes was exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the Petition Date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election,
(c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (ii) Each $1,000 principal amount of the Company's Old Senior Fixed Rate Notes was exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the Petition Date, or, at such holder's election,
(b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (iii) the Old Subordinated Debentures were exchanged for newly-issued common stock of the Company representing 85 percent of the common stock outstanding on the Effective Date;

     (iv) Green Equity Investors, L.P. invested $10,000 cash in exchange for newly-issued common stock of the Company representing 15 percent of the common stock outstanding on the Effective Date;

     (v) the Company entered into a new credit agreement with The CIT Group/Business Credit, Inc. as Administrative Agent, and the lenders under its old bank credit agreement; and

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


     (vi) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company was extinguished.

2. The condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1994 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management the condensed financial statements for the period ended January 30, 1994 includes all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

     The condensed financial statements as of and for the period ended January 29, 1995 reflect the Company's emergence from Chapter 11 and were prepared according to the principles of fresh start reporting contained in American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Operations during the period from the Effective Date through January 1, 1995 had no significant impact on the emergence transactions and as a result have not been separately identified. As a result of the implementation of fresh start accounting, the Company's condensed financial statements are not comparable to the Company's condensed financial statements of prior periods. Results for the periods ended January 29, 1995 or January 1, 1995 are not necessarily indicative of the results for the full year.

     The total reorganization value assigned to the Company's assets was estimated by calculating projected cash flows before debt service requirements discounted back to present value using a discount rate of 13.3% (representing the estimated weighted cost of capital), as well as by analyzing market cash flow multiples applied to the Company's adjusted 12-month trailing cash flows. After extensive negotiations between independent investment banking firms representing the Company and an ad hoc committee of bondholders, the reorganization value was agreed to by the parties and confirmed by the Bankruptcy Court. The excess of the reorganization value over the value of the identifiable assets is reported as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" and is being amortized over twenty years. Under the principles of fresh start accounting, the Company's total assets were recorded at this assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value.
In addition, the Company's accumulated deficit was eliminated.

     The effect of the Restructuring and the implementation of fresh start accounting on the Company's condensed balance sheet as of January 1, 1995 was as follows:

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)
                                                                      Fresh
                                                                      Start
                              Pre-Fresh                              Balance
                            Start Balance  Adjustments                Sheet
                            Sheet January       of       Fair Value  January
                              1, 1995      Restructuring Adjustment  1, 1995
                                                (A)          (B)
                            -------------  ------------- ----------  --------
Cash and cash equivalents      $  9,166       $ (8,177)  $    --     $    989
Accounts receivable               5,762            --         --        5,762
Inventories                      82,011            --       5,104      87,115
Prepaid expenses and other
   current assets                 3,088            --         --        3,088
                               ---------      ---------  ---------   --------
   Total current assets         100,027         (8,177)     5,104      96,954

Property and equipment, net     162,754            --     (17,775)    144,979
Favorable lease interests, net   11,673            --      18,280      29,953
Deferred financing costs         17,769         (7,456)    (6,088)      4,225
Reorganization value in
   excess of amount alloc-
   able to identifiable
   assets                           --             --     102,519     102,519
Excess of cost over net
   assets acquired               95,560            --     (95,560)        --
Other assets                      3,790            --        (928)      2,862
                               ---------      ---------  ---------   --------
      Total assets             $391,573       $(15,633)  $  5,552    $381,492
                               =========     ==========  =========   ========
Current liabilities, excluding
    current portion of long-
    term debt                  $ 82,983       $(12,617)  $  6,779    $ 77,145
Long-term debt, including
    current obligations         366,231       (119,486)    (3,959)    242,786
Other long-term liabilities       6,226            --       8,840      15,066
Redeemable Preferred Stock        4,650         (4,650)       --          --
Stockholders' equity (deficit)  (68,517)       121,120     (6,108)     46,495
                               ---------      ---------  ---------   --------
      Total liabilities
         and stockholders'
         equity                $391,573       $(15,633)  $  5,552    $381,492
                               =========     ==========  =========   ========

(A) To record the transactions applicable to the Restructuring as outlined in footnote 1 and eliminate the deficit in accumulated deficit.
(B) To record the adjustments to state assets and liabilities at fair value, and to record the cumulative effect of adopting SFAS No. 106 as of the Effective Date.


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

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


4. The Company had a policy of classifying capital expenditures to be refinanced within one year as prepaid expenses and other current assets. These amounts have been classified as property and equipment at January 29, 1995. At July 31, 1994, prepaid expenses and other current assets included $9,987 of expenditures for construction in progress expected to be financed within one year.

5.  Long-term debt consists of the following:

                                        January 29,       July 31,
                                           1995             1994
                                        -----------       --------

New term loan and revolving
   credit facilities (A)                 $ 47,000         $    --
Old bank term and revolving
   credit facilities (A)                      --            59,629
New Senior Floating
   Rate Notes (B)                          22,953              --
New Senior Fixed Rate
   Notes (C)                              121,162              --
Old Senior Floating
   Rate Notes (B)                             --            85,000
Old Senior Fixed
   Rate Notes (C)                             --            50,000
Subordinated Debentures                       --           105,000
Mortgages payable                          33,555           34,368
Capital lease obligations                   8,410           13,877
Other                                       7,206           12,247
                                         ---------        ---------
Long-term debt including
    current portion                       240,286          360,121

Less current portion                      (12,764)         (42,740)
                                         ---------        ---------
Long-term debt                           $227,522         $317,381
                                         =========        =========

(A) In connection with the Restructuring, the Company entered into a new term loan and revolving credit agreement (the "New Credit Agreement") on December 29, 1994. At January 29, 1995, the Company's New Credit Agreement provides for borrowings of up to $35,000 under a term loan facility (with quarterly principal repayments of $1,750 and a $14,000 repayment due when the facility terminates on December 29, 1997) and a $50,000 revolving credit facility with a $25,000 sublimit for letters of credit. At January 29, 1995, the Company had $12,000 in borrowings under the working capital line, and had $17,300 of letters of credit issued against the revolving credit facility. Amounts outstanding under the term facility bear interest (11.0% at January 29, 1995) equal to the prime rate (as defined) plus 250 basis points.
Amounts outstanding under the revolving credit facility bear interest (9.50% at January 29, 1995) equal to the prime rate plus 100 basis points.

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)



(B) The New Senior Floating Rate Notes mature on February 1, 2003, and bear interest (7.31% at January 29, 1995) payable semiannually, at a rate equal to six-month LIBOR (as defined in the New Senior Floating Rate Note Indenture) plus 200 basis points. The New Senior Floating Rate Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or an integral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through August 1, 1995, all interest on the New Senior Floating Rate Notes may, at the option of the Company, be paid by issuing in lieu of cash additional New Senior Floating Rate Notes in an aggregate principal amount equal to the amount of interest due. The Old Senior Floating Rate Notes bore interest (5.88% at July 31, 1994) payable semiannually, at a rate equal to six-month LIBOR plus 250 basis points.

(C) The New Senior Fixed Rate Notes mature on February 1, 2003, and bear interest at 11.5% per annum, payable semiannually. The New Senior Fixed Rate Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or an integral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through February 1, 1996, all interest on the New Senior Fixed Rate Notes may, at the option of the Company, be paid by issuing in lieu of cash additional New Senior Fixed Rate Notes in an aggregate principal amount equal to the amount of interest due. The Old Senior Fixed Rate Notes bore interest, payable semiannually, at an annual rate of 12.375%.

6. Reorganization items included in the condensed statements of operations consist of restructuring costs, adjustments to fair value, professional fees and other expenses.

7. The Company has a retiree medical plan under which medical coverage is available to current retirees and those active employees who, on August 1, 1993, had attained age 65 with at least 15 years of service. In accordance with SOP 90-7, which the Company adopted on the Effective Date of the Restructuring, the provisions of Financial Accounting Standards Board Statement 106 "Employers' Accounting for Postretirement Benefits Other Than
Pensions" were also adopted as of that date.    The following table sets
forth the projected actuarial present value of unfunded postretirement benefit obligations for the plan at January 29, 1995:

     Accumulated postretirement
        benefit obligation:

           Retirees                               $1,915
           Fully eligible active
              plan participants                       85
                                                  -------
           Accrued postretirement
              benefit obligation                  $2,000
                                                  =======

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)



     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%.

8. During the first quarter of fiscal 1994, the Company recorded a non-recurring charge of $11,016 which reflects expenses associated with a program of closing twelve underperforming stores and expensing costs associated with unsuccessful financing activities.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     This analysis should be read in conjunction with the condensed financial statements and related notes thereto included elsewhere in this document.
The Company follows a 52/53 week fiscal year ending on the Sunday nearest to July 31. Historical results of operations are given for the four weeks ended January 29, 1995 and the nine weeks ended January 1, 1995 (combined, the "1995 Three-Month Period"); the thirteen weeks ended January 30, 1994 (the "1994 Three-Month Period"); the four weeks ended January 29, 1995 and the twenty-two weeks ended January 1, 1995, (combined, the "1995 Six-Month Period"); and the twenty-six weeks ended January 30, 1994 (the "1994 Six-Month Period"). On November 9, 1994 (the "Petition Date"), the Company filed with the United States Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code; on December 12, 1994, the Bankruptcy Court confirmed the Company's plan of reorganization (the "Restructuring"); and the Restructuring became effective on December 29, 1994 (the "Effective Date") when the Company emerged from bankruptcy. The financial statements as of January 29, 1995 and for the period then ended reflect the Company's emergence from Chapter 11 and were prepared according to the principles of fresh start reporting contained in American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

Results of Operations

     The discussion below compares the results of operations for the 1995 Three-Month Period with the 1994 Three-Month Period; and the 1995 Six-Month Period with the 1994 Six-Month Period. Except as specifically acknowledged below, management believes that the impact of the Restructuring and the implementation of fresh start reporting did not significantly affect the results of operations for the 1995 Three-Month Period or the 1995 Six-Month Period, and that the operating results of the individual four week period and nine week period ended January 29, 1995 and January 1, 1995, respectively, is indicative of the results of operations for the thirteen week period ended January 29, 1995; and that the operating results of the individual four week period and twenty-two week period ended January 29, 1995 and January 1, 1995, respectively, is indicative of the results of operations of the twenty-six week period ended January 29, 1995.

     Operating cash flow (earnings before interest, taxes, depreciation and amortization, store closing and other costs, reorganization items, extraordinary items and cumulative effect of change in accounting principle) for the 1995 Three-Month Period was $14.3 million compared to $11.2 million for the 1994 Three-Month Period; and for the 1995 Six-Month Period was $22.2 million compared to $18.8 million for the 1994 Six-Month Period. The increases in operating cash flow were attributable to the factors indicated as follows:

     Sales.

                              1995         1994          1995        1994
                           Three-Month  Three-Month   Six-Month    Six-Month
                             Period       Period        Period      Period
                           ----------- ------------   ---------- ------------

Sales (in millions)           $272.9      $278.2        $513.0      $534.8

Change in same store sales    (0.71%)                   (0.22%)

Average sales per
   store week (in thousands)  $212        $209          $199        $190

     The Company closed seventeen stores and opened two new stores over the last year as part of an overall strategic consolidation of its store network. The Company was able to mitigate the sales impact of these store closings by transferring a portion of the sales of the closed stores to operating stores; therefore, there was not a substantial adverse impact on the Company's operating cash flow. In addition, sales have been positively impacted as a result of a recently initiated store remodeling program and aggressive sales promotional activities.

     Gross Profit. The Company had gross profit of $54.9 million, or 20.1% as a percentage of sales, for the 1995 Three-Month Period; and gross profit of $56.5 million, or 20.3% as a percentage of sales, for the 1994 Three-Month Period. The Company had gross profit of $103.3 million, or 20.1% as a percentage of sales, for the 1995 Six-Month Period; and gross profit of $108.9 million, or 20.4% of sales, for the 1994 Six-Month Period. The decreases in gross margin as a percentage of sales were due to the effect of lower investment in forward buy inventory and receipt of less promotional funds, offset by improved perishable margins and increased efficiency in warehouse and distribution operations.

     Selling, General and Administrative Expenses. The Company had selling, general and administrative expenses of $40.5 million, or 14.9% as a percentage of sales, for the 1995 Three-Month Period, and $45.3 million, or 16.3% as a percentage of sales, for the 1994 Three-Month Period. The Company had selling, general and administrative expenses of $81.0 million, or 15.8% as a percentage of sales, for the 1995 Six-Month Period and $90.1 million, or 16.9% as a percentage of sales, for the 1994 Six-Month Period. The reductions of selling, general and administrative expenses were due to lower store labor costs, reduced corporate overhead expenses and lower advertising expenditures associated with a comprehensive operational restructuring of the Company initiated during the year; and reduced operating costs associated with stores that were closed during the last twelve months. These improvements were partially offset by an increase in workers' compensation insurance reserves.

     Depreciation and Amortization. The Company's depreciation and amortization expenses were $6.1 million for the 1995 Three-Month Period, $6.2 million for the 1994 Three-Month Period, $12.2 million for the 1995 Six-Month Period, and $12.1 million for the 1994 Six-Month Period.

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

     Interest Expense. Interest expense for the 1994 Three-Month Period and the 1994 Six-Month Period was primarily comprised of interest under the Old Bank Credit Agreement, the Old Senior Floating Rate Notes, the Old Senior Fixed Rate Notes, the Old Subordinated Debentures, and various mortgages and capital leases. For the 1995 Three-Month Period and the 1995 Six-Month Period, interest expense was reported on the Old Senior Floating Rate Notes, the Old Senior Fixed Rate Notes, and the Old Subordinated Debentures through, but not including the Petition Date; and interest expense was reported on the New Senior Floating Rate Notes and the New Senior Fixed Rate Notes from the Effective Date through January 29, 1995. In accordance with the provisions of the Restructuring, no interest was due to the holders of the Old Senior Floating Rate Notes, Old Senior Fixed Rate Notes, or Old Subordinated Debentures for the period between the Petition Date and the Effective Date, and therefore no interest expense was recorded for this period. As provided in the Restructuring, interest accrued from February 2, 1994, in the case of the Old Senior Fixed Rate Notes, and from February 3, 1994, in the case of the Old Senior Floating Rate Notes, through the Petition Date, was paid by issuing additional New Senior Floating Rate Notes and New Senior Fixed Rate Notes. Interest accrued on the Old Subordinated Debentures from February 1, 1994 through the Petition Date was converted into shareholders' equity.

     Reorganization Costs. In accordance with SOP 90-7, income and costs directly related to the reorganization have been segregated and are separately disclosed. The major components are restructuring costs, adjustments to fair value, professional fees and other expenses.

     Gain on Debt Discharge. The gain on debt discharge reflects the conversion of $105.0 million of Old Subordinated Debentures, plus accrued interest from February 1, 1994 through the Petition Date, into $39.5 million of shareholders' equity, resulting in a $70.2 million gain. The gain is presented net of write-offs and costs associated with the repayment of borrowings on the Effective Date.

                               Financial Condition


     During the pendency of its bankruptcy case discussed above, the Company operated its business in the ordinary course, and paid all pre-petition and post-petition claims of the Company's general unsecured creditors, trade creditors, and employees in full. The provisions of the Restructuring, which are discussed in footnote 1 to the accompanying condensed financial statements, will have an immediate beneficial impact on the Company's financial condition, primarily as a result of significantly deleveraging the Company's balance sheet.

     Prior to the Petition Date, the Company's Old Bank Credit Agreement provided for a revolving credit facility with individual sublimits of $30.0 million for working capital loans and $25.0 million for letters of credit, with a maximum of $50.0 million outstanding under the total facility at any one time. During the weeks immediately preceding the bankruptcy filing, the Company, with the approval of its bank lenders, increased its cash position by fully drawing the remaining availability under its working capital line. On the Petition Date, the Bankruptcy Court approved the use of cash collateral and a letter of credit facility of $17.7 million under the Old Bank Credit Agreement, and additional debtor-in-possession financing provided by BankAmerica Business Credit, Inc. of $11.2 million, subject to certain terms and conditions. The Company entered into a new term loan and revolving credit agreement with The CIT Group/Business Credit Inc. and other lenders to provide a 3-year $35 million term loan facility and a 3-year $50 million revolving credit facility which took effect on the Effective Date.

     Beginning August 1, 1994, the Company implemented a short-term business strategy to improve the Company's financial performance. The focus of this strategy is to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores. During the first six months of fiscal 1995 the Company has significantly improved its liquidity as a result of the payment moratorium on interest due on the Old Senior Fixed Rate Notes, Old Senior Floating Rate Notes, and Old Subordinated Debentures; managing working capital; and reducing operating expenses and capital expenditures. These actions have allowed the Company to begin investing in forward buy inventory again.

     Consistent with its short-term business strategy, the Company does not anticipate opening or acquiring any new stores during the current fiscal year, but expects that capital expenditures of approximately $6.0 million will be used to upgrade its existing store facilities.

     The Company has entered into an interest rate swap through August 1995 to reduce its exposure to increases in short-term interest rates on the majority of its floating rate debt. The Company does not believe that there would be any material impact on the accompanying financial statements as of January 29, 1995 by liquidating this contract.

     Based upon the Company's ability to generate working capital through its operations and its new $50.0 million revolving credit facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

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

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     In its Quarterly Report on Form 10-Q for the quarter ended on October 30, 1994, the Company reported on its voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, styled In re:
Kash n' Karry Food Stores, Inc., Chapter 11 Case No. 94-1082 (HSB), which was then pending with the United States District Court for the District of Delaware (the "Bankruptcy Court"). The Company's First Amended Plan of Reorganization, as amended by notices of technical modifications thereto filed with the Bankruptcy Court on November 9, 1994, (the "Petition Date") and December 12, 1994 (the "Plan"), was consummated and became effective on December 29, 1994 (the "Effective Date"), and is no longer pending.

     Under the terms of the Plan, on the Effective Date, each of the following transactions occurred:

     (1) each $1,000 principal amount of the Company's $85 million Senior Floating Rate Notes due August 2, 1996 (the "Old Senior Floating Rate Notes") was exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the Petition Date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (2) each $1,000 principal amount of the Company's $50 million 12-3/8% Senior Fixed Rate Notes due February 1, 1999 (the "Old Senior Fixed Rate Notes") was exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the Petition Date, or, at such holder's election, (b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (3) the Company's $105 million 14% Subordinated Debentures due February 1, 2001 were exchanged for approximately 2,635,000 shares of newly-issued common stock of the Company, representing in the aggregate 85 percent of the common stock to be outstanding on the Effective Date;

     (4) Green Equity Investors, L.P., invested $10 million cash in exchange for 465,000 shares of newly-issued common stock of the Company representing 15 percent of the common stock outstanding on the Effective Date;

     (5) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company were extinguished;

     (6) the Company entered into a new credit agreement with The CIT Group/Business Credit, Inc., and the lenders under its old bank credit agreement, pursuant to which the Company has credit availability from and after the Effective Date on the terms set forth therein; and

     (7) the rights of trade creditors and other creditors of the Company were unimpaired.

     The Company's former chief executive officer filed a proof of claim in the bankruptcy proceeding stating a claim for payments allegedly owed to him in connection with his severance from the Company. The total principal amount of such former officer's claim is less than $1.5 million. The Company has until March 31, 1995 in which to respond to the proof of claim.

     Except for the pending proof of claim, there are no material legal proceedings to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary and routine litigation incidental to its business.

Item 3.  Defaults Upon Senior Securities.

     The Company did not make interest payments due on August 1, 1994, and August 2, 1994, respectively, under the Old Senior Fixed Rate Notes, the Old Subordinated Debentures, and the Old Senior Floating Rate Notes. Prior to and during the pendency of the Company's bankruptcy proceeding, the holders of such obligations did not enforce any remedies with respect to the occurrences of an event of default thereunder. Pursuant to the Plan, on the Effective Date, the principal and accrued interest under the Old Senior Fixed Rate Notes and the Old Senior Floating Rate Notes were exchanged for either New Senior Fixed Rate Notes or New Senior Floating Rate Notes, and the principal and accrued interest under the Old Subordinated Debentures were exchanged for common stock of the Company. No default by the Company has occurred under the New Senior Fixed Rate Notes or New Senior Floating Rate Notes.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit  No.                  Description

2 First Amended Plan of Reorganization filed by the Company with the United States Bankruptcy Court of the District of Delaware on November 9, 1994, as amended by notices of technical modifications thereto filed on November 9, 1994, and December 12, 1994 (previously filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended October 30,
               1994).

3(i) Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 29, 1994.

3(ii)(a)       Bylaws adopted October 12, 1988.

3(ii)(b)       First Amendment to Bylaws adopted July 30, 1991.

3(ii)(c)       Second Amendment to Bylaws adopted December 29, 1994.

Exhibit  No.                  Description

4.1 Indenture dated as of December 29, 1994, between the Company and Shawmut Bank Connecticut, N.A., as Trustee, relating to 11.5% Senior Fixed Rate Notes due 2003.

4.2 Indenture dated as of December 29, 1994, between the Company and IBJ Schroder Bank & Trust Company, as Trustee, relating to Senior Floating Rate Notes due 2003.

10.1 Credit Agreement dated as of December 29, 1994, among the Company, certain lenders, The CIT Group/Business Credit, Inc., as administrative agent, and Bank of America National Trust and Savings Association, as co-agent.

10.2 Master Third Amendment to Deferred Compensation Agreements, dated as of September 2, 1994, between the Company and the key employees party thereto.

10.3 Management Services Agreement dated as of December 29, 1994, by and between the Company and Leonard Green & Partners.

27             Financial Data Schedule


(b)  Reports on Form 8-K:

     On a Form 8-K dated February 17, 1995, the Company reported on its dismissal of KPMG Peat Marwick LLP, and its engagement of Coopers & Lybrand L.L.P., as its principal accountants.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KASH N' KARRY FOOD STORES, INC.



Date:   March 15, 1995                  /s/ Raymond P. Springer
                                        -------------------------------
                                        Raymond P. Springer
                                        Senior Vice President,
                                          Administration



Date:   March 15, 1995                  /s/ Richard D. Coleman
                                        -------------------------------
                                        Richard D. Coleman
                                        Vice President, Controller