Form 10-Q/A
period 1995-01-29
KASH N KARRY FOOD STORES INC
filed 1995-05-09
CIK 842913

FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                          AMENDMENT TO
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended January 29, 1995       Commission File No.
                                         33-25621
                                         34-0-25260


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



    As of May 9, 1995, there were 3,100,000 shares outstanding of the registrant's common stock, $0.01 par value.






                      Page one of 15 pages.

Item 1.  Financial Statements.

     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended January 29, 1995 by deleting Item 1 in its entirety, and substituting the following in lieu thereof. As amended, the unaudited condensed statements of operations reflect that the "net income per common share" for the four-week period ended January 29, 1995 was $0.26.


     "Item 1.  Financial Statements.


                           (Financial Statements begin on page 3)

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

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)

                                   Reorganized          Predecessor
                                     Company              Company
                                   -----------    --------------------------
                                      Four          Nine          Thirteen
                                   Weeks Ended    Weeks Ended    Weeks Ended
                                   January 29,    January 1,     January 30,
                                      1995          1995            1994
                                   -----------    -----------    -----------
Sales                               $ 86,354       $186,535       $278,166
Cost of sales                         68,940        149,070        221,706
                                    ---------     -----------    ----------
   Gross profit                       17,414         37,465         56,460
Selling, general and
   administrative expenses            12,226         28,319         45,300
Depreciation and amortization          1,979          4,161          6,220
                                    ---------      ---------     ----------
   Operating income                    3,209          4,985          4,940

Interest expense                       2,402          3,159         11,372
                                    ---------      ---------     ----------
Income (loss) before reorganization
   items, income taxes, extra-
   ordinary item and change in
   accounting principle                 807          1,826         (6,432)

Reorganization items                    --            (219)           --
                                    ---------      ---------     ----------
Income (loss) before income taxes,
    extraordinary item and change
    in accounting principle             807          1,607         (6,432)

Provision for income taxes              --             --             --
                                    ---------      ---------     ----------
Income (loss) before extra-
    ordinary item and change in
    accounting principle                807          1,607         (6,432)

Extraordinary item - gain on
    debt discharge                      --          70,166            --
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits     --          (2,000)           --
                                    ---------      ---------     ----------
Net income (loss)                   $   807        $69,773       $ (6,432)
                                    =========      =========     ==========
Net income per common share (A)(B)  $   0.26
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

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)

                                   Reorganized          Predecessor
                                     Company              Company
                                   -----------    --------------------------
                                      Four        Twenty-Two     Twenty-Six
                                   Weeks Ended    Weeks Ended    Weeks Ended
                                   January 29,    January 1,     January 30,
                                      1995          1995            1994
                                   -----------    -----------    -----------
Sales                               $ 86,354       $426,681       $534,801
Cost of sales                         68,940        340,802        425,915
                                    ---------     -----------    ----------
   Gross profit                       17,414         85,879        108,886
Selling, general and
   administrative expenses            12,226         68,819         90,128
Depreciation and amortization          1,979         10,234         12,111
Store closing and other costs            --             --          11,016
                                    ---------      ---------     ----------
   Operating income (loss)             3,209          6,826         (4,369)

Interest expense                       2,402         13,719         22,513
                                    ---------      ---------     ----------
Income (loss) before reorganization
   items, income taxes, extra-
   ordinary item and change in
   accounting principle                  807         (6,893)       (26,882)

Reorganization items                     --            (219)           --
                                    ---------      ---------     ----------
Income (loss) before income taxes,
    extraordinary item and change
    in accounting principle              807         (7,112)       (26,882)

Provision for income taxes               --             --             --
                                    ---------      ---------     ----------
Income (loss) before extra-
    ordinary item and change
    in accounting principle              807         (7,112)       (26,882)
Extraordinary item - gain on
    debt discharge                       --          70,166            --
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits      --          (2,000)           --
                                    ---------      ---------     ----------
Net income (loss)                   $    807       $ 61,054      $ (26,882)
                                    =========      =========     ==========
Net income per common share (A)(B)  $   0.26
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

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)

(B) The New Senior Floating Rate Notes mature on February 1, 2003, and bear interest (7.31% at January 29, 1995) payable semiegral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through August 1, 1995, all interest on the New Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or an integral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through August 1, 1995, all interest on the New Senior Floating Rate Notes may, at the option of the Company, be paid by issuing in lieu of cash additional New Senior Floating Rate Notes in an aggregate principal amount equal to the amount of interest due. The Old Senior Floating Rate Notes bore interest (5.88% at July 31, 1994) payable semiannually, at a rate equal to six-month LIBOR plus 250 basis points.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Quarterly Report on Form 10-Q for the quarter ended January 29, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                               KASH N' KARRY FOOD STORES, INC.



Date:   May 9, 1995            /s/ Raymond P. Springer
                               -------------------------------
                               Raymond P. Springer
                               Senior Vice President,
                                 Administration



Date:   May 9, 1995            /s/ Richard D. Coleman
                               -------------------------------
                               Richard D. Coleman
                               Vice President, Controller































                                        20/lwh/knk.sec/10Q2.95/10Q-A.ASC