Form 10-Q
period 1995-04-30
KASH N KARRY FOOD STORES INC
filed 1995-06-14
CIK 842913

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended April 30, 1995           Commission File No. 34-025260





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

     As of June 12, 1995, there were 3,100,000 shares outstanding of the registrant's common stock, $0.01 par value.


                       Page 1 of 34 pages.
               (Exhibit Index appears on page 25).
                        KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)



                                      ASSETS


                                                     Reorganized  Predecessor
                                                       Company      Company
                                                     ------------ -----------
                                                      April 30,    July 31,
                                                          1995        1994
                                                     ------------ -----------
                                                      (Unaudited)
                                                        (Note 1)
Current assets:
   Cash and cash equivalents                            $  7,244    $  6,852
   Accounts receivable                                     6,745       8,084
   Inventories                                            83,206      76,094
   Prepaid expenses and other current assets               3,433      12,805
                                                        ---------   ---------
      Total current assets                               100,628     103,835
Property and equipment, at cost, less
   accumulated depreciation                              140,496     160,491
Favorable lease interests, less accumulated
   amortization of $692 and $13,543                       29,262      12,312
Deferred financing costs, less accumulated
   amortization of $242 and $22,572                        3,983      12,630
Reorganization value in excess of amounts allocable
   to identifiable assets, less accumulated
   amortization of $1,757 at April 30, 1995               97,573         --
Excess of cost over net assets acquired, less
   accumulated amortization of $16,288 at
   July 31, 1994                                             --       96,758
Other assets                                               2,923       3,867
                                                        ---------   ---------
      Total assets                                      $374,865    $389,893
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

                        KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Amounts)



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Reorganized  Predecessor
                                                       Company      Company
                                                     ------------ -----------
                                                       April 30,     July 31,
                                                          1995        1994
                                                     ------------ -----------
                                                      (Unaudited)
                                                        (Note 1)
Current liabilities:
   Current portion of long-term debt                    $  5,583    $ 42,740
   Accounts payable                                       40,900      34,908
   Accrued payroll and benefits                            9,308       5,579
   Accrued interest                                        6,889      15,849
   Taxes, other than income                                4,578       6,056
   Other accrued expenses                                 21,751      11,450
                                                        ---------   ---------
      Total current liabilities                           89,009     116,582

Long-term debt, less current obligations                 220,091     317,381
Other long-term liabilities                               15,742      12,334
Old Series B Cumulative Preferred Stock of $.01 par
   value and a stated value of $100 a share.
   Authorized 50,000 shares; 38,750 shares
   outstanding at July 31, 1994.                             --        3,875
Old Series C Convertible Preferred Stock of
   $.01 par value. Authorized 100,000 shares;
   77,500 shares outstanding at July 31, 1994.               --          775

Stockholders' equity (deficit):
   New Common Stock of $.01 par value.
      Authorized 5,500,000 shares; 3,100,000
      shares outstanding at April 30, 1995.                   31         --
   Old Common Stock of $.01 par value.
      Authorized 4,000,000 shares; 2,819,589
      shares outstanding at July 31, 1994.                    --          28
   Capital in excess of par value                         46,464      77,695
   Retained earnings (deficit)                             3,528    (138,740)
   Less cost of treasury stock - 2,437 shares
      at July 31, 1994                                       --          (37)
                                                        ---------   ---------
       Total stockholders' equity (deficit)               50,023     (61,054)
                                                        ---------   ---------
       Total liabilities & stockholders' equity         $374,865    $389,893
                                                        =========   =========


               See accompanying notes to condensed financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)

                                   Reorganized          Predecessor
                                     Company              Company
                                   -----------        --------------
                                    Thirteen             Thirteen
                                   Weeks Ended          Weeks Ended
                                     April 30,            May 1,
                                       1995                1994
                                   -----------          -----------
Sales                               $269,927             $279,806
Cost of sales                        211,722              221,608
                                    ---------           -----------
   Gross profit                       58,205               58,198

Selling, general and
   administrative expenses            38,896               43,719
Depreciation and amortization          6,457                6,055
                                    ---------           -----------
   Operating income                   12,852                8,424

Interest expense                       6,942               11,244
                                    ---------           -----------
Income (loss) before income taxes      5,910               (2,820)

Provision for income taxes             3,189                   --
                                    ---------           ----------

Net income (loss)                   $  2,721             $ (2,820)
                                    =========           ==========

Net income per common share (A)(B)  $   0.88
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

                          KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)

                                   Reorganized          Predecessor
                                     Company              Company
                                   -----------    --------------------------
                                    Seventeen     Twenty-Two     Thirty-Nine
                                   Weeks Ended   Weeks Ended     Weeks Ended
                                     April 30,    January 1,        May 1,
                                      1995          1995            1994
                                   -----------    -----------    -----------
Sales                               $356,281       $426,681       $814,607
Cost of sales                        280,662        340,802        647,524
                                    ---------     -----------    ----------
   Gross profit                       75,619         85,879        167,083

Selling, general and
   administrative expenses            51,122         68,819        133,846
Depreciation and amortization          8,436         10,234         18,166
Store closing and other costs            --             --          11,016
                                    ---------      ---------     ----------
   Operating income                   16,061          6,826          4,055

Interest expense                       9,344         13,719         33,757
                                    ---------      ---------     ----------
Income (loss) before reorganization
   items, income taxes, extra-
   ordinary item and change in
   accounting principle                6,717         (6,893)       (29,702)
Reorganization items                     --            (219)           --
                                    ---------      ---------     ----------
Income (loss) before income taxes,
    extraordinary item and change
    in accounting principle            6,717         (7,112)       (29,702)
Provision for income taxes             3,189            --             --
                                    ---------      ---------     ----------
Income (loss) before extra-
    ordinary item and change
    in accounting principle            3,528         (7,112)       (29,702)
Extraordinary item - gain on
    debt discharge                       --          70,166            --
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits      --          (2,000)           --
                                    ---------      ---------     ----------
Net income (loss)                   $  3,528       $ 61,054      $ (29,702)
                                    =========      =========     ==========
Net income per common share (A)(B)  $   1.14
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

                         KASH N' KARRY FOOD STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                         Reorganized       Predecessor
                                            Company           Company
                                         ------------ -----------------------
                                          Seventeen   Twenty-Two  Thirty-Nine
                                         Weeks Ended  Weeks Ended Weeks Ended
                                          April 30,    January 1,  May 1,
                                          1995         1995        1994
                                          ----------- ----------- -----------

Net cash flow from operating activities:
   Net income (loss)                        $  3,528    $61,054    $(29,702)
   Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
      Depreciation and amortization,
      excluding deferred financing costs       8,436     10,234      18,166
      Store closing and other costs              --         --       11,016
      Amortization of deferred financing costs   494      1,152       2,190
      Provision for income taxes               3,189        --          --
      Reorganization items                       --         219         --
      Change in accounting principle             --       2,000         --
      Gain on discharge of debt                  --     (70,166)        --
      (Increase) decrease in assets:
         Accounts receivable                    (983)     2,322       3,591
         Inventories                           3,908     (5,917)     11,366
         Prepaid expenses and other assets      (403)      (194)       (418)
      Increase (decrease) in liabilities:
         Accounts payable                      4,192      1,800      (1,515)
         Accrued expenses and other
            liabilities                        3,309      9,083      (8,841)
                                            ---------   --------   ---------

            Net cash provided (used) by
               operating activities           25,670     11,587       5,853
                                            ----------  --------   ---------

Cash used by investing activities:
   Additions to property and equipment        (1,509)      (665)     (8,322)
   Leased/financed asset additions               --         --       (4,519)
   Proceeds from sale of property and
      equipment                                  --         --          429
                                            ----------  --------   ---------

            Net cash used by investing
               activities                     (1,509)      (665)    (12,412)
                                            ----------  --------   ---------



               See accompanying notes to condensed financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                         Reorganized       Predecessor
                                           Company           Company
                                         ------------ -----------------------
                                          Seventeen   Twenty-Two  Thirty-Nine
                                         Weeks Ended  Weeks Ended Weeks Ended
                                           April 30,  January 1,     May 1,
                                             1995        1995        1994
                                          ----------- ----------- -----------

Cash provided (used) by financing activities:
   Borrowings under revolving loan facility  $  4,200   $ 15,800   $  15,700
   Borrowings under term loan facility            --      35,000         --
   Additions to obligations under
      capital leases and notes payable            --         --        7,146
   Repayments on revolving loan facility      (11,168)   (43,700)     (2,900)
   Repayments on term loan facility            (8,750)   (17,228)     (2,925)
   Repayments of other long-term liabilities   (1,937)    (7,363)     (6,076)
   Sale of Common Stock                           --      10,000         --
   Other financing activities                    (251)    (9,294)       (980)
                                             ---------  ---------  ----------

            Net cash provided (used) by
               financing activities           (17,906)   (16,785)      9,965
                                             ---------  ---------  ----------

Net increase (decrease) in cash
   and cash equivalents                         6,255     (5,863)      3,406
Cash and cash equivalents at beginning
   of period                                      989      6,852       2,145
                                             ---------  ---------  ----------

Cash and cash equivalents at end of period   $  7,244   $    989   $   5,551
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

2. The condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1994 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management the condensed financial statements for the period ended May 1, 1994 includes all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

    The condensed financial statements as of and for the period ended April 30, 1995 reflect the Company's emergence from Chapter 11 and were prepared according to the principles of fresh start reporting contained in American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Operations during the period from the Effective Date through January 1, 1995 had no significant impact on the emergence transactions and as a result have not been separately identified. As a result of the implementation of fresh start accounting, the Company's condensed financial statements as of and for the period ending April 30, 1995 are not comparable to the Company's condensed financial statements of prior periods. Results for the periods ended April 30, 1995 or January 1, 1995 are not necessarily indicative of the results to be attained for the full year.

     The total reorganization value assigned to the Company's assets was estimated based on a ten-year projection of cash flow before debt service requirements discounted back to present value using a discount rate of 13.3% (representing the estimated weighted cost of capital), as well as by analyzing market cash flow multiples and applying a cash flow multiple of six to the Company's adjusted 12-month trailing cash flows. After extensive negotiations between independent investment banking firms representing the Company and an ad hoc committee of bondholders, the reorganization value was agreed to by the parties and confirmed by the Bankruptcy Court. The excess of the reorganization value over the value of the identifiable assets is reported as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" and is being amortized over twenty years. Under the principles of fresh start accounting, the Company's total assets were recorded at this assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In addition, the Company's accumulated deficit was eliminated.

     The effect of the Restructuring and the implementation of fresh start accounting on the Company's condensed balance sheet as of January 1, 1995 was as follows:

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)
                                                                      Fresh
                                                                      Start
                              Pre-Fresh                              Balance
                            Start Balance  Adjustments                Sheet
                            Sheet January       of       Fair Value  January
                              1, 1995      Restructuring Adjustment  1, 1995
                                                (A)          (B)
                            -------------  ------------- ----------  --------
Cash and cash equivalents      $  9,166       $ (8,177)  $    --     $    989
Accounts receivable               5,762            --         --        5,762
Inventories                      82,011            --       5,104      87,115
Prepaid expenses and other
   current assets                 3,088            --         --        3,088
                               ---------      ---------  ---------   --------
   Total current assets         100,027         (8,177)     5,104      96,954

Property and equipment, net     162,754            --     (17,775)    144,979
Favorable lease interests, net   11,673            --      18,280      29,953
Deferred financing costs         17,769         (7,456)    (6,088)      4,225
Reorganization value in
   excess of amounts alloc-
   able to identifiable
   assets                           --             --     102,519     102,519
Excess of cost over net
   assets acquired               95,560            --     (95,560)        --
Other assets                      4,360            --      (1,498)      2,862
                               ---------      ---------  ---------   --------
      Total assets             $392,143       $(15,633)  $  4,982    $381,492
                               =========     ==========  =========   ========
Current liabilities, excluding
    current portion of long-
    term debt                  $ 82,983       $(12,617)  $  6,779    $ 77,145
Long-term debt, including
    current obligations         366,231       (119,486)    (3,959)    242,786
Other long-term liabilities       6,226            --       8,840      15,066
Redeemable preferred stock        4,650         (4,650)       --          --
Common stock                         28              3        --           31
Treasury stock                      (37)            37        --          --
Capital in excess of par value   77,695        (31,231)                46,464
Accumulated deficit            (145,633)       152,311     (6,678)        --
                               ---------      ---------  ---------   --------
      Total liabilities
         and stockholders'
         equity                $392,143       $(15,633)  $  4,982    $381,492
                               =========     ==========  =========   ========

    (A) To record the transactions applicable to the Restructuring as outlined in footnote 1 and eliminate the deficit in accumulated deficit.

    (B) To record the adjustments to state assets and liabilities at fair value, and to record the cumulative effect of $2,000 of adopting SFAS No. 106 as of the Effective Date in accordance with SOP 90-7.

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

4. The Company had a policy of classifying capital expenditures to be refinanced within one year as prepaid expenses and other current assets. These amounts have been classified as property and equipment at April 30, 1995. At July 31, 1994, prepaid expenses and other current assets included $9,987 of expenditures for construction in progress expected to be financed within one year.

5.  Long-term debt consists of the following:

                                                        April 30,    July 31,
                                                          1995       1994
                                                       -----------   --------

               New term loan and revolving
                  credit facilities (A)                 $ 33,782     $    --
               Old bank term and revolving
                  credit facilities (A)                      --       59,629
               New Senior Floating
                  Rate Notes (B)                          22,953         --
               New Senior Fixed Rate
                  Notes (C)                              121,162         --
               Old Senior Floating
                  Rate Notes (B)                             --       85,000
               Old Senior Fixed
                  Rate Notes (C)                             --       50,000
               Subordinated Debentures                       --      105,000
               Mortgages payable                          32,397      34,368
               Capital lease obligations and other        15,380      26,124
                                                        ---------   ---------
               Long-term debt including
                   current portion                       225,674     360,121

               Less current portion (D)                   (5,583)    (42,740)
                                                        ---------   ---------
               Long-term debt                           $220,091    $317,381
                                                        =========   =========

(A) In connection with the Restructuring, the Company entered into a new term loan and revolving credit agreement (the "New Credit Agreement") on December 29, 1994. At April 30, 1995, the Company's New Credit Agreement provides for borrowings of up to $26,250 under a term loan facility (with quarterly principal repayments of $1,750 and a $14,000 repayment due when the facility terminates on December 29, 1997) and a $50,000 revolving credit facility with a $25,000 sublimit for letters of credit. At April 30, 1995, the Company had $7,532 in borrowings under the working capital line, and had $12,558 of letters of credit issued against the revolving credit facility. Amounts outstanding under the

                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


term facility bear interest (11.5% at April 30, 1995) equal to the prime rate (as defined) plus 250 basis points. Amounts outstanding under the revolving credit facility bear interest (10.0% at April 30, 1995) equal to the prime rate plus 100 basis points.

(B) The New Senior Floating Rate Notes mature on February 1, 2003, and bear interest (7.31% at April 30, 1995) payable August 1, 1995 and semiannually thereafter, at a rate equal to six-month LIBOR (as defined in the New Senior Floating Rate Note Indenture) plus 200 basis points. The New Senior Floating Rate Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or an integral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through August 1, 1995, all interest on the New Senior Floating Rate Notes may, at the option of the Company, be paid by issuing in lieu of cash additional New Senior Floating Rate Notes in an aggregate principal amount equal to the amount of interest due. The Old Senior Floating Rate Notes bore interest (5.88% at July 31,
1994) payable semiannually, at a rate equal to six-month LIBOR plus 250 basis points.

(C) The New Senior Fixed Rate Notes mature on February 1, 2003, and bear interest at 11.5% per annum, payable August 1, 1995 and semiannually thereafter. The New Senior Fixed Rate Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or an integral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through February 1, 1996, all interest on the New Senior Fixed Rate Notes may, at the option of the Company, be paid by issuing in lieu of cash additional New Senior Fixed Rate Notes in an aggregate principal amount equal to the amount of interest due. The Old Senior Fixed Rate Notes bore interest, payable semiannually, at an annual rate of 12.375%.

(D) The Company has prepaid the term loan through May 1, 1996. Therefore, there is no current portion of the term loan.

6. Reorganization items included in the condensed statements of operations consist of the following items:


          Adjustments to fair
             value                                    $ 5,551
          Gain on extinguishment
             of preferred stock                         4,650
          Provision for store
             closing costs                             (2,500)
          Provision for severance
             benefits                                  (3,220)
          Provision for other
             restructuring activities                  (3,180)
          Professional fees                            (1,520)
                                                      --------
                                                      $(  219)
                                    12


                         KASH N' KARRY FOOD STORES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                 (Unaudited)


7. The Company has a retiree medical plan under which medical coverage is available to current retirees and those active employees who, on August 1, 1993, had attained age 65 with at least 15 years of service. In accordance with SOP 90-7, which the Company adopted on the Effective Date of the Restructuring, the provisions of Financial Accounting Standards Board Statement 106 "Employers' Accounting for Postretirement Benefits Other Than
Pensions" were also adopted as of that date.    The following table sets
forth the projected actuarial present value of unfunded postretirement benefit obligations for the plan at April 30, 1995:





                    Accumulated postretirement
                       benefit obligation:

                          Retirees                               $1,908
                          Fully eligible active
                             plan participants                       85
                                                                 -------
                          Accrued postretirement
                             benefit obligation                  $1,993
                                                                 =======
     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%.

8. The difference between the provision for income taxes as reported and the amount calculated by applying the statutory federal and state rates to net income before taxes primarily relates to the tax effect of the amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

9. Certain items in the condensed statement of cash flows for the twenty-two weeks ended January 1, 1995 have been reclassified.

10. During the first quarter of fiscal 1994, the Company recorded a non-recurring charge of $11,016 which reflects expenses associated with a program of closing twelve under performing stores and expensing costs associated with unsuccessful financing activities.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This analysis should be read in conjunction with the condensed financial statements and related notes thereto included elsewhere in this document.
The Company follows a 52/53 week fiscal year ending on the Sunday nearest to July 31. Historical results of operations are given for the thirteen weeks ended April 30, 1995 (the "1995 Three-Month Period"); the thirteen weeks ended May 1, 1994 (the "1994 Three-Month Period"); the seventeen weeks ended April 30, 1995 and the twenty-two weeks ended January 1, 1995, (combined, the "1995 Nine-Month Period"); and the thirty-nine weeks ended May 1, 1994 (the "1994 Nine-Month Period"). On November 9, 1994 (the "Petition Date"), the Company filed with the United States Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code; on December 12, 1994, the Bankruptcy Court confirmed the Company's plan of reorganization (the "Restructuring"); and the Restructuring became effective on December 29, 1994 (the "Effective Date") when the Company emerged from bankruptcy. The financial statements as of April 30, 1995 and for the period then ended reflect the Company's emergence from Chapter 11 and were prepared according to the principles of fresh start reporting contained in American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

Results of Operations

    The discussion below compares the results of operations for the 1995 Three-Month Period with the 1994 Three-Month Period; and the 1995 Nine-Month Period with the 1994 Nine-Month Period. Except as specifically acknowledged below, management believes that the impact of the Restructuring and the implementation of fresh start reporting did not significantly affect the results of operations for the 1995 Three-Month Period or the 1995 Nine-Month Period, and that the combined operating results of the individual seventeen week period and twenty-two week period ended April 30, 1995 and January 1, 1995, respectively, is indicative of the results of operations of the thirty-nine week period ended April 30, 1995. The following table compares certain income and expense line items as a percentage of sales:


                                      1995      1994     1995     1994
                                      Three-    Three-   Nine-    Nine-
                                      Month     Month    Month    Month
                                      Period    Period   Period   Period
                                      ------    ------   ------   ------
         Sales                        100.0%     100.0%   100.0%   100.0%
         Gross Profit                  21.6%      20.8%    20.6%    20.5%
         Selling, General and
            administrative expenses    14.4%      15.6%    15.3%    16.4%
         Depreciation and amortization  2.4%       2.2%     2.4%     2.2%
         Operating income               4.8%       3.0%     2.9%     0.5%
         Interest expense               2.6%       4.0%     2.9%     4.1%
         Pre-tax income (loss)          2.2%      (1.0%)    0.0%    (3.6%)
         Net income (loss)              1.0%      (1.0%)     (1)    (3.6%)(2)

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    (1) Net income for the 1995 Nine-Month Period is not meaningful for comparison purposes due to the gain on debt discharge and other reorganization items recorded for the twenty-two week period ended January 1, 1995. Net income, as a percentage of sales, for the seventeen weeks ended April 30, 1995 (post-Restructuring) was 1.0%.

    (2) Net income for the 1994 Nine-Month Period included expenses of $11,016, or 1.4% of sales, applicable to store closing and other costs.


     Sales. Sales for the 1995 Three-Month Period were $269.9 million, or $9.9 million less than the 1994 Three-Month Period. The decrease was attributable to a same store sales decrease of 1.85% combined with the net impact of three store closings and one new store opening during the last year. Sales for the 1995 Nine-Month Period were $783.0 million, or $31.6 million below the 1994 Nine-Month Period. Same store sales decreased 0.79% for the 1995 Nine-Month Period. In addition, the Company closed eighteen stores and opened two new stores in the 1994 fiscal year which had a net adverse impact on 1995 fiscal year sales.

     Gross Profit. The improvement in gross profit, as a percentage of sales, for the 1995 Three-Month Period and the 1995 Nine-Month Period was primarily due to improved perishable margins and increased efficiencies in store-level product preparation and handling costs. Partially offsetting these improvements was the receipt of substantially less promotional funds due in part to the credit restrictions placed on the Company by its vendors during the nine-month period preceding the Company's emergence from bankruptcy.

     Selling, General and Administrative Expenses. The reductions of selling, general and administrative expenses were due to lower store labor costs (approximately 0.3% of sales for the Three-Month Period and 0.2% of sales for the Nine-Month Period), reduced corporate overhead expenses (approximately 0.3% of sales for both the Three-Month Period and the Nine-Month Period) and lower advertising expenditures (approximately 0.6% of sales for the Three-Month Period and 0.5% of sales for the Nine-Month Period) associated with a comprehensive operational restructuring of the Company initiated during the year; and the elimination of operating costs associated with stores that were closed during the prior fiscal year. These improvements were partially offset by an increase in workers' compensation insurance reserves.

     Depreciation and Amortization. The increase in depreciation and amortization expenses is primarily attributable to increased amortization of intangible assets.

     Store Closing and Other Costs. During the first quarter of fiscal 1994, the Company recorded a non-recurring charge of $11.0 million. This charge included $1.9 million of costs associated with an unsuccessful bond offering, $4.2 million of favorable lease interests written off in connection with the closing of twelve underperforming stores, $4.0 million representing an adjustment to the expected lease liability on closed stores, net of sublease income, and $.9 million of other store closing and related expenses.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Interest Expense. Interest expense for the 1994 Three-Month Period and the 1994 Nine-Month Period was primarily comprised of interest under the Old Bank Credit Agreement, the Old Senior Floating Rate Notes, the Old Senior Fixed Rate Notes, the Subordinated Debentures, and various mortgages and capital leases. For the 1995 Three-Month Period and the 1995 Nine-Month Period, interest expense was incurred on the Old Senior Floating Rate Notes, the Old Senior Fixed Rate Notes, and the Subordinated Debentures through, but not including, the Petition Date; and interest expense was incurred on the New Senior Floating Rate Notes and the New Senior Fixed Rate Notes from the Effective Date through April 30, 1995. In accordance with the provisions of the Restructuring, no interest was due to the holders of the Old Senior Floating Rate Notes, Old Senior Fixed Rate Notes, or Subordinated Debentures for the period between the Petition Date and the Effective Date, and therefore no interest expense was recorded for this period. As provided in the Restructuring, interest accrued from February 2, 1994, in the case of the Old Senior Fixed Rate Notes, and from February 3, 1994, in the case of the Senior Floating Rate Notes, through the Petition Date, was paid by issuing additional New Senior Floating Rate Notes and New Senior Fixed Rate Notes. Interest accrued on the Subordinated Debentures from February 1, 1994 through the Petition Date was converted into shareholders' equity.

     Reorganization Costs. In accordance with SOP 90-7, income and expenses directly related to the reorganization have been segregated and are separately disclosed. The major components consist of adjustments to fair value, gain on extinguishment of preferred stock, provision for store closing costs, provision for severance benefits, provision for other restructuring activities, and professional fees.

     Gain on Debt Discharge. The gain on debt discharge reflects the conversion of $105.0 million of Subordinated Debentures, plus accrued interest from February 1, 1994 through the Petition Date, into $39.5 million of shareholders' equity, resulting in a $70.2 million gain. The gain is presented net of the write-off of deferred financing costs associated with the debt discharged.


                               Financial Condition

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

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Beginning August 1, 1994, the Company implemented a short-term business strategy to improve the Company's financial performance. The focus of this strategy was to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores. During fiscal 1995 the Company has significantly improved its liquidity as a result of the payment moratorium on interest due on the Old Senior Fixed Rate Notes, Old Senior Floating Rate Notes, and Subordinated Debentures; managing working capital; reducing operating expenses by $12.0 million on an annualized basis; and limiting capital expenditures. During the pendency of its bankruptcy case, the Company operated its business in the ordinary course, and paid all pre-petition and post-petition claims of the Company's general unsecured creditors, trade creditors, and employees in full. The provisions of the Restructuring, which are discussed in footnote
1 to the accompanying condensed financial statements, had an immediate beneficial impact on the Company's financial condition, primarily as a result of significantly deleveraging the Company's balance sheet, as indicated below:

                                                    April 30,        July 31,
                                                      1995             1994
                                                    ---------       ---------
                                                (Dollar Amounts in Thousands)
        Current portion of long-term debt           $  5,583         $ 42,740
        Total long-term debt                         225,674          360,121
        Operating cash flow
           (adjusted EBITDA) (1)                      50,943           42,623
        Total interest expense                        27,600 (2)       45,390
        Cash interest expense                         11,600 (2)       42,440
        Capital expenditures                           4,729           15,471
        Long-term debt/operating cash flow              4.43             8.45
        Operating cash flow/total interest expense      1.85             0.94
        Operating cash flow/cash interest expense       4.39             1.00


    (1) Represents twelve month trailing earnings before net interest expense (which includes amortization of deferred financing costs), provision for income taxes, depreciation and amortization, store closing and other costs, reorganization items, extraordinary items, and cumulative effect of change in accounting principle. Operating cash flow (adjusted EBITDA) is presented here as a measure of the Company's debt service ability and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Statements of Cash Flows in the Company's financial statements).

    (2) Interest expense for the trailing twelve-month period is not meaningful due to the payment moratorium on the old senior notes and subordinated debentures. Therefore, total interest expense and cash interest expense as shown here represent annualized proforma amounts based on reported interest expense for the third quarter of 1995.

                         KASH N' KARRY FOOD STORES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     As a result of its increased liquidity, the Company has made prepayments totaling $15.8 million on its term loan facility (of which $8.8 million was paid subsequent to April 30, 1995). As of June 13, 1995, the outstanding principal balance under the term loan facility was $15.8 million, and the Company had $13.3 million in borrowings and $12.6 million in letters of credit outstanding under its revolving credit facility.

     The Company is still actively pursuing a sale-leaseback transaction on its eleven fee-owned store properties, which could provide up to $13 million of net proceeds to substantially eliminate the term loan. In addition, the Company expects to exercise its option of paying interest in kind on the New Floating Rate Notes and the New Fixed Rate Notes through August 1, 1995, and has the option of paying in kind the next subsequent semiannual interest payment on the New Senior Fixed Rates Notes, if necessary. The Company intends to repay the balance of the term loan subject to the closing of a sale-leaseback transaction as discussed above. However, if a sale-leaseback transaction is not completed, in order to offset the cash impact of the term loan principal repayments, the Company may exercise its option to pay in kind the interest due on the Senior Fixed Rate Notes through February 1, 1996.

     Consistent with its short-term business strategy, the Company does not anticipate opening or acquiring any new stores during the current fiscal year, but expects that capital expenditures of approximately $6.0 million will be used to upgrade its existing store facilities, including minor remodeling projects at 41 stores. The Company's tentative capital expenditure plans through the end of fiscal 1996 include the completion of two expansion remodels, eight major remodels, up to 40 minor remodeling projects and the construction of two new stores.

     The Company has entered into an interest rate swap through August 1995 to reduce its exposure to increases in short-term interest rates on the majority of its floating rate debt. The full exposure of the swap has been accrued in the condensed Company's condensed financial statements and there would be no material impact on the accompanying condensed financial statements as of April 30, 1995 by liquidating this contract.

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

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     In its Quarterly Report on Form 10-Q for the quarter ended January 29, 1995, the Company reported that Ronald J. Floto, its former chief executive officer, filed a proof of claim in the bankruptcy proceeding styled In re: Kash n' Karry Food Stores, Inc., Case No. 94-1082 (HSB), pending in the United States District Court for the District of Delaware. Mr. Floto's claim seeks benefits allegedly owed to him in connection with his severance from the Company under certain employee benefit plans (the "Floto Agreements") and other compensation agreements between Mr. Floto and the Company. The total principal amount of Mr. Floto's claim is less than $1.5 million.

     On March 9, 1995, the Board of Directors of the Company appointed a committee to act as Plan Administrator under the Floto Agreements (the "Plan Administration Committee"). In response to the Company's objection to the proof of claim, on May 18, 1995, the bankruptcy judge entered an order holding Mr. Floto's claims in abeyance pending exhaustion of the claims review procedure set forth in the Floto Agreements. On June 9, 1995 the Plan Administration Committee rendered its written determination denying benefits to Mr. Floto. In accordance with the claims review procedure, Mr. Floto has the right to seek a review by the Plan Administration Committee of its decision. After Mr. Floto exhausts the claims review procedure, Mr. Floto could refer his claim back to the bankruptcy court for final determination.

     Except for the pending proof of claim, there are no material legal proceedings to which the Company is a party or to which any of its property is subject. The Company is a party to ordinary and routine litigation incidental to its business.


Item 5.   Other Information.

     On June 14, 1995 the Board of Directors of the Company declared a 50% stock dividend payable on July 17, 1995 to the holders of record of Common Stock on June 26, 1995 at the rate of one (1) share of such Common Stock for each two (2) shares of such Common Stock outstanding on June 26, 1995.

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

3(i)(a) Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 29, 1994
          (previously filed as Exhibit 3(i) to the Company's
          Quarterly Report on Form 10-Q for the period ended
          January 29, 1995, which exhibit is hereby incorporated by reference).

3(i)(b)   Certificate of Designations of Series A Junior
          Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 26, 1995
          (previously filed as Exhibit 3(i)(b) to the Company's
          Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

3(ii)(a)  Bylaws adopted October 12, 1988 (previously filed as
          Exhibit 3(ii)(a) to the Company's Quarterly Report on
          Form 10-Q for the period ended January 29, 1995, which
          exhibit is hereby incorporated by reference).

3(ii)(b)  First Amendment to Bylaws adopted July 30, 1991
          (previously filed as Exhibit 3(ii)(b) to the Company's
          Quarterly Report on Form 10-Q for the period ended
          January 29, 1995, which exhibit is hereby incorporated by reference).

3(ii)(c)  Second Amendment to Bylaws adopted December 29, 1994
          (previously filed as Exhibit 3(ii)(c) to the Company's
          Quarterly Report on Form 10-Q for the period ended
          January 29, 1995, which exhibit is hereby incorporated by reference).

3(ii)(d) Third Amendment to Bylaws adopted April 13, 1995 (filed herewith).

Exhibit
No.                  Description

4.1 Indenture dated as of December 29, 1994, between the Company and Shawmut Bank Connecticut, N.A., as Trustee, relating to 11.5% Senior Fixed Rate Notes due 2003
          (previously filed as Exhibit 4.1 to the Company's
          Quarterly Report on Form 10-Q for the period ended
          January 29, 1995, which exhibit is hereby incorporated by reference).

4.2 Indenture dated as of December 29, 1994, between the Company and IBJ Schroder Bank & Trust Company, as
          Trustee, relating to Senior Floating Rate Notes due 2003 (previously filed as Exhibit 4.2 to the Company's
          Quarterly Report on Form 10-Q for the period ended
          January 29, 1995, which exhibit is hereby incorporated by reference).

4.3(a) Rights Agreement dated as of April 13, 1995 between the Company and Shawmut Bank Connecticut, N.A., as Rights Agent (previously filed as Exhibit 1 to the Company's Current Report on Form 8-K dated April 13, 1995, which exhibit is hereby incorporated by reference).

4.3(b) First Amendment to Rights Agreement dated as of June 13, 1995 (filed herewith).

4.4 Specimen form of Common Stock certificate (previously filed as Exhibit 4.4 to the Company's Registration
          Statement on Form S-1, Registration No. 33-58999, which
          exhibit is hereby incorporated by reference).

10.1(a) Services Agreement dated as of March 1, 1995 between the Company and GSI Outsourcing Corporation (previously filed as Exhibit 10.5(a) to the Company's Registration
          Statement on Form S-1, Registration No. 33-58999, which
          exhibit is hereby incorporated by reference).

10.1(b) First Amendment to Services Agreement between the Company and GSI Outsourcing Corporation (previously filed as
          Exhibit 10.5(b) to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.2(a)   1995 Non-Employee Director Stock Option Plan adopted on
          March 9, 1995 (previously filed as Exhibit 10.7(a) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

Exhibit
No.                  Description

10.2(b) Form of Non-Qualified Stock Option Agreement entered into between the Company and certain directors, as optionees, pursuant to the 1995 Non-Employee Director Stock Option
          Plan (previously filed as Exhibit 10.7(b) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.3 Non-Qualified Stock Option Agreement dated as of January 17, 1995, between the Company and Green Equity Investors, L.P. (previously filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.4 Employment Agreement dated as of March 6, 1995, between the Company and Gary M. Shell (previously filed as
          Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.5 Employment Agreement dated as of March 16, 1995, between the Company and Cliff Smith (previously filed as Exhibit
          10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.6(a)   1995 Key Employee Stock Option Plan (previously filed as
          Exhibit 10.16(a) to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.6(b) Non-Qualified Stock Option Agreement dated March 9, 1995 between the Company and Ronald E. Johnson (previously filed as Exhibit 10.16(b) to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.6(c) Form of Non-Qualified Stock Option Agreement entered into between the Company and certain key employees, as optionees, pursuant to the 1995 Key Employee Stock Option Plan (previously filed as Exhibit 10.16(c) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

11        Statement re computation of per share earnings (filed herewith).

27        Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K:

     On a Form 8-K dated April 13, 1995, the Company reported that it had adopted a preferred stock purchase rights plan, and on a Form 8-K dated February 17, 1995, the Company reported on its dismissal of KPMG Peat Marwick LLP, and its engagement of Coopers & Lybrand, as its principal accountants.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KASH N' KARRY FOOD STORES, INC.



Date:   June 14, 1995         By: /s/ Raymond P. Springer
                                  ---------------------------
                                      Raymond P. Springer
                                      Senior Vice President,
                                      Administration



Date:   June 14, 1995         By: /s/ Richard D. Coleman
                                  ---------------------------
                                      Richard D. Coleman
                                      Vice President, Controller

                          EXHIBIT INDEX


                                                       Sequentially
Exhibit                                                    Numbered
No.                 Description of Exhibit                     Page

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

3(i)(a) Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 29, 1994 (previously filed as Exhibit
          3(i) to the Company's Quarterly Report on Form
          10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

3(i)(b)   Certificate of Designations of Series A Junior
          Participating Preferred Stock filed with the Secretary of State of the State of Delaware on April 26, 1995 (previously filed as Exhibit
          3(i)(b) to the Company's Registration
          Statement on Form S-1, Registration No. 33-
          58999, which exhibit is hereby incorporated by reference).

3(ii)(a) Bylaws adopted October 12, 1988 (previously filed as Exhibit 3(ii)(a) to the Company's
          Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

3(ii)(b)  First Amendment to Bylaws adopted July 30,
          1991 (previously filed as Exhibit 3(ii)(b) to the Company's Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

3(ii)(c)  Second Amendment to Bylaws adopted December
          29, 1994 (previously filed as Exhibit 3(ii)(c) to the Company's Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

                                                       Sequentially
Exhibit                                                    Numbered
No.                 Description of Exhibit                     Page

3(ii)(d)  Third Amendment to Bylaws adopted April 13,            29
          1995 (filed herewith).

4.1 Indenture dated as of December 29, 1994, between the Company and Shawmut Bank
          Connecticut, N.A., as Trustee, relating to 11.5% Senior Fixed Rate Notes due 2003
          (previously filed as Exhibit 4.1 to the
          Company's Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

4.2 Indenture dated as of December 29, 1994, between the Company and IBJ Schroder Bank &
          Trust Company, as Trustee, relating to Senior
          Floating Rate Notes due 2003 (previously filed as Exhibit 4.2 to the Company's Quarterly
          Report on Form 10-Q for the period ended
          January 29, 1995, which exhibit is hereby incorporated by reference).

4.3(a) Rights Agreement dated as of April 13, 1995 between the Company and Shawmut Bank
          Connecticut, N.A., as Rights Agent (previously filed as Exhibit 1 to the Company's Current
          Report on Form 8-K dated April 13, 1995, which
          exhibit is hereby incorporated by reference).

4.3(b)    First Amendment to Rights Agreement dated as          30
          of June 13, 1995 (filed herewith).

4.4       Specimen form of Common Stock certificate
          (previously filed as Exhibit 4.4 to the
          Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.1(a) Services Agreement dated as of March 1, 1995 between the Company and GSI Outsourcing
          Corporation (previously filed as Exhibit
          10.5(a) to the Company's Registration
          Statement on Form S-1, Registration No. 33-
          58999, which exhibit is hereby incorporated by reference).

                                                       Sequentially
Exhibit                                                    Numbered
No.                 Description of Exhibit                     Page


10.1(b) First Amendment to Services Agreement between the Company and GSI Outsourcing Corporation
          (previously filed as Exhibit 10.5(b) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.2(a) 1995 Non-Employee Director Stock Option Plan adopted on March 9, 1995 (previously filed as Exhibit 10.7(a) to the Company's Registration
          Statement on Form S-1, Registration No. 33-
          58999, which exhibit is hereby incorporated by reference).

10.2(b) Form of Non-Qualified Stock Option Agreement entered into between the Company and certain directors, as optionees, pursuant to the 1995
          Non-Employee Director Stock Option Plan
          (previously filed as Exhibit 10.7(b) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.3 Non-Qualified Stock Option Agreement dated as of January 17, 1995, between the Company and Green Equity Investors, L.P. (previously filed as Exhibit 10.8 to the Company's Registration
          Statement on Form S-1, Registration No. 33-
          58999, which exhibit is hereby incorporated by reference).

10.4      Employment Agreement dated as of March 6,
          1995, between the Company and Gary M. Shell
          (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.5      Employment Agreement dated as of March 16,
          1995, between the Company and Cliff Smith
          (previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

                                                       Sequentially
Exhibit                                                    Numbered
No.                 Description of Exhibit                     Page


10.6(a)   1995 Key Employee Stock Option Plan
          (previously filed as Exhibit 10.16(a) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.6(b)   Non-Qualified Stock Option Agreement dated
          March 9, 1995 between the Company and Ronald
          E. Johnson (previously filed as Exhibit
          10.16(b) to the Company's Registration
          Statement on Form S-1, Registration No. 33-
          58999, which exhibit is hereby incorporated by reference).

10.6(c) Form of Non-Qualified Stock Option Agreement entered into between the Company and certain key employees, as optionees, pursuant to the 1995 Key Employee Stock Option Plan
          (previously filed as Exhibit 10.16(c) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

11        Statement re computation of per share earnings        33
          (filed herewith).


27        Financial Data Schedule (filed herewith).             34