Form 10-K
period 1995-07-30
KASH N KARRY FOOD STORES INC
filed 1995-10-27
CIK 842913

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended July 30, 1995      Commission File No.
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

             Common Stock, Par Value $0.01 Per Share
                 Preferred Share Purchase Rights
                 -------------------------------
                        (Title of Class)

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                                    (continues on following page)
(continuation of cover page)

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average low bid and high ask prices of such stock as of October 13, 1995 was $27,614,149. For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the registrant other than Directors, executive officers, and persons holding more than five percent of the outstanding voting stock of the registrant.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

     As of October 13, 1995, there were 4,649,943 shares outstanding of the registrant's common stock, $0.01 par value.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders of the Company to be filed not more than 120 days after the fiscal year ended July 30, 1995 are incorporated by reference in Part III of this Form 10-K.

                        TABLE OF CONTENTS
                                                            Page
                                                           Number
                             PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . .  6
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . .  7
Item 4.   Submission of Matters to a Vote
          of Security Holders. . . . . . . . . . . . . . . . .  7
          Executive Officers of the Registrant . . . . . . . .  7

                             PART II
Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . .  9
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . 10
Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . 15
Item 8.   Financial Statements and Supplementary Data. . . . . 24
Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . 49

                            PART III
Item 10.  Directors of the Registrant. . . . . . . . . . . . . *
          Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . 50
Item 11.  Executive Compensation . . . . . . . . . . . . . . . **
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . **
Item 13.  Certain Relationships and Related Transactions . . . **

* Certain information required by Item 10 of Part III is hereby incorporated by reference to the registrant's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 30, 1995.

** The information required by Items 11, 12 and 13 of Part III is hereby incorporated by reference to the registrant's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 30, 1995.

                             PART IV

Item 14.  Exhibits and Reports on Form 8-K . . . . . . . . . . 51
          Signatures . . . . . . . . . . . . . . . . . . . . . 58

                             PART I

ITEM 1.   BUSINESS.

                             General

     The Company is among the three largest food retailers in west central Florida, operating 92 multi-department supermarkets, five conventional supermarkets and 33 liquor stores under the "Kash n' Karry" name and two super warehouse stores under the "Save 'n Pack" name, all supported by a centrally-located warehouse and distribution facility. More than one-half of the Company's stores are located in the Tampa-St. Petersburg area, which is Florida's largest retail food sales market, with the balance located between Gainesville, approximately 130 miles to the north, and Bonita Springs, approximately 150 miles to the south. The west central Florida area has a diverse and growing economy, which includes high technology and financial centers, an insurance industry presence, retirement communities, coastal resorts and commercial agricultural activity. The region's population is estimated to be increasing at an annual rate of approximately 2%.

                      Company Store Profile

     The following table presents a profile of the Company's stores:

                                            Number of Stores
                                           at Fiscal Year End
                           Total Square ------------------------
     Store Type             Footage(1)  1995 1994 1993 1992 1991
--------------------     -------------- ---- ---- ---- ---- ----

Kash n' Karry Food       40,000--57,000   50   50   48   42   42
  Stores                 25,000--39,999   42   43   55   57   57
                       less than 25,000    5    5    9   12   14

Save 'n Pack Super       76,000--88,000    2    2    3   --   --
  Warehouse Stores

Kash n' Karry Liquor       1,800--2,700   33   33   35   30   31
  Stores

--------------------

(1)  Includes selling and backroom areas.


  Supermarket stores

     The Company currently operates 92 multi-department supermar-kets, with an average size of approximately 40,000 total square feet. The Company also operates five conventional supermarkets, which average approximately 18,000 total square feet. All of the

Company's supermarket stores offer a wide selection of items typically sold in grocery stores, including staple groceries, fresh fruits and vegetables, bakery and dairy products, delicatessen items, frozen foods and fresh meats. Each of the Company's supermarket stores also sells certain non-food items such as health and beauty care items, paper and tobacco products, soaps and detergents, drugs, sundries and housewares. The Company's multi-department stores offer, in addition, a wider variety of non-food items, including cosmetics and toiletries, small hardware and a limited selection of soft goods. Most of the Company's multi-department stores also feature expanded perishable goods departments, delicatessens and in-store bakeries, and many contain pharmacies and full-service seafood, full-service floral and video rental departments. All of the Company's stores feature national brands and also carry a selection of corporate brand merchandise. Most of the Company's food stores are located in shopping centers. The Company's food stores are open seven days a week, and most operate 24 hours a day.

  Super warehouse stores

     In October 1992, the Company acquired three super warehouse stores (one of which was subsequently closed) operating under the "Save 'n Pack" name. The two existing super warehouse stores, which are 76,000 and 88,000 square feet in size, respectively, feature among the lowest prices on basic items carried by supermarkets and are designed to cater to the needs of the low-income household. In its super warehouse store promotions, the Company encourages consumers to verify the stores' tag line, "No One Has Lower Prices." The assortment of packaged goods carried by the super warehouse stores is more limited than that of a supermarket and is frequently augmented by one-time purchases of specially priced products that may not be available on a regular basis. Store decor is austere compared to that of a traditional supermarket, and product is displayed on warehouse racking and on floor pallets to enhance productivity and promote a low-price impression. The stores provide a full complement of perishable departments, including meat, produce, bakery, deli and fresh seafood, which also feature low prices and are frequently self-service. The super warehouse stores do not have certain specialty departments such as pharmacies, video rental departments or full-service floral departments and do not provide supermarket services such as grocery bagging, carry-out service, check cashing services and electronic funds transfer. Because of reduced display, labor and advertising costs and the more limited services, the Company is able to operate its super warehouse stores successfully with lower gross margins than the Kash n' Karry supermarket stores. The super warehouse stores operate 24 hours a day, seven days a week.

  Liquor stores

     Each of the Company's 33 liquor stores is located on property adjacent to one of the Company's supermarket stores and is operated as a department of such store, although, in accordance with Florida law, each liquor store must maintain a separate entrance. Liquor stores complement the Company's core business, as they can be advertised through existing media without incremental expense, pay supermarket (as compared to shopping center) rents and benefit from operating and marketing synergies with the adjacent supermarkets. The liquor stores offer a wide variety of wines, beers and hard liquors, as well as mixers, soft drinks, snacks, ice and other party accessories and a limited number of traditional grocery items. Sales from the Company's liquor stores represent approximately 2% of the Company's total sales. The Company's liquor stores range in size from 1,800 to 2,700 square feet, and most are open seven days a week.

                       Operations Strategy

     The Company believes that up-to-date, strategically located facilities, well-trained associates and information management systems are key elements to the Company's future success. The Company operates a modern, 687,000 square foot warehouse, distribution and office facility in Tampa with sufficient capacity to service anticipated store expansion for the foreseeable future. The warehouse enables the Company to reduce costs by purchasing in large quantities, taking advantage of special promotional prices offered by vendors and purchasing prior to impending price increases, and reducing delivery costs through cross docking and backhauls. The central location of the warehouse facility to its stores also provides the Company with operating efficiencies.

     The Company recently announced that it will begin supplying grocery products through its warehouse to Goodings Supermarkets of Orlando, Florida. Management estimates that this will increase the volume through its warehouse by approximately $75.0 million, and as a result expects an improvement in its procurement costs and warehousing expenses as a percentage of sales.

     The Company relies on information technology to enhance operating efficiency. The Company recently entered into an agreement to outsource its information systems development in order to minimize costs, accelerate the implementation period for systems improvements, facilitate future software upgrades, reduce personnel issues and eliminate equipment lease costs. Specifically, the agreement provides for the acquisition of new procurement, billing, labor scheduling and accounts payable systems and new point-of-sale equipment in the stores within the next 12 months.

                       Marketing Strategy

     The Company emphasizes competitive prices on everyday items, strong weekly features, high quality perishables and a broad assortment of both national and corporate brands. The Company's food stores are open seven days a week, with most operating 24 hours a day. The Company seeks to be either first or second among its competitors in assortment of branded merchandise, stocking over 29,000 SKU's (stock keeping units) of national brand and corporate brand items. In addition to a full range of grocery and general merchandise items, most of the Company's multi-department supermarkets also feature expanded perishable goods departments, delicatessens and in-store bakeries, and many contain pharmacies and full-service seafood, full-service floral and video rental departments.

     In 1992, the Company introduced its own corporate brand merchandise. The Company's corporate brand strategy is to offer a product comparable in quality to the best-selling national brand at a lower price. The Kash n' Karry brand item generally sells for approximately 10% less than the competing best-selling national brand but generates a higher per unit gross profit contribution to the Company. Over 1,100 SKU's in a wide variety of product categories carry the Kash n' Karry brand name.

     The Company recently began a new marketing program to emphasize its perishable products. The first wave of advertising focuses on Kash n' Karry as "Your Destination for Fresh," highlighted by a "Double Your Money Back" guaranty on produce. Additionally, the Company is remodelling its stores to emphasize the perishable departments, including improved lighting, additional space and a new decor package that supports the perishable emphasis.


                        The Restructuring

     The Company was formed in connection with a leveraged acquisition in 1988. Although the Company consistently generated stable operating cash flows through its 1993 fiscal year, it experienced net losses for each of the five fiscal years ending July 31, 1994 and the 22-week period ended January 1, 1995 due primarily to its highly leveraged position. During the 1995 fiscal year, the Company completed a comprehensive financial restructuring (the "Restructuring") pursuant to a "prepackaged" plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. As a result of the Restructuring, the Company restructured its senior debt, converted its subordinated debt into an 85% equity interest in the Company, and received $10.0 million in cash from Green Equity Investors, L.P. for the remaining 15% equity interest of the Company. The Company emerged from bankruptcy on December 29, 1994. The provisions of the Restructuring had an immediate beneficial impact on the Company's financial condition by reducing its long-term debt in excess of $100.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           Competition

     The food retailing business is highly competitive. The Company operates in an environment where more than 90% of sales are by chains. The principal competitive factors include store locations, product selection and quality, price, cleanliness of stores, customer service and overall store image. Based on its marketing research, the Company believes that consumers perceive the Company as having a favorable value image in the markets that it serves and offering a wide variety of quality products and services in a pleasant environment. The Company believes that its competitive strengths include desirable store locations combined with a strong consumer franchise and efficient warehousing and distribution facilities.

     The Company competes with several national, regional and local supermarket chains, particularly Publix, Winn-Dixie, Albertson's and Food Lion. The Company is also in competition with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, merchandise clubs, discount drugstore chains and discount general merchandise chains. The Company's principal competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the Company's competitive position and financial performance. For example, operating results generally and sales growth in particular were adversely affected by approximately twelve, eight and 21 store openings by principal grocery competitors during the 1995, 1994 and 1993 fiscal years, respectively, and it is anticipated that competitive store openings will continue. Another example of the highly competitive nature of the food retailing business is the practice of competitors to re-position their pricing structure. Over the past several years, each of the Company's major competitors has changed its pricing practices in a manner that has adversely affected general retail pricing in the market. Winn-Dixie discontinued double coupons and introduced its everyday low-price program in the spring of 1991. In the spring of 1993, Publix began a campaign focused on "surprisingly low prices," and Food Lion began a double coupon program which has since been discon-tinued. The Company has had to deal with each of these changes in a manner that has, in some instances, adversely affected its operating results and may continue to do so in the future. In addition, the Company's ability to compete may be adversely affected by its high leverage and the limitations imposed by its credit agreement and other debt agreements.

                           Seasonality

     The Company's sales and related inventory levels tend to increase during the winter months due to the holidays, increased tourism and the influx of winter residents, and to decrease during the summer months. Typically, approximately 60% of the Company's operating cash flow is generated during the second and third quarters of its fiscal year.

                            Employees

     The Company currently employs approximately 3,400 full-time and 6,400 part-time associates, none of whom is covered by a collective bargaining agreement. The Company believes that it has good relations with its associates.

                     Trademarks and Licenses

     The Company employs various trademarks, trade names and service marks in its business, including the "Kash n' Karry" logo and trade name, "Your Destination for Fresh," "So Much More to Pay Less For!," "Kash $aver," "$mart Buy," "Five Star Meat," "Nature Friendly" and "Save 'n Pack." Except as a means of identifying the source of the Company's products and services, the Company does not believe that any of such trademarks or service marks are material to the operations of the Company.

     Certain governmental licenses and permits, including alcoholic beverage licenses, health permits and various business licenses, are necessary in the Company's operations. The Company believes it has all material licenses and permits necessary to enable it to conduct its business.


ITEM 2.   PROPERTIES.

     The Company's 92 multi-department supermarkets and five conventional supermarkets have an aggregate selling area of approximately 3.0 million square feet. The Company owns nine of the supermarkets (comprising approximately 279,000 square feet) and leases the remaining 88 supermarkets. Three of the leased supermarkets are owned by affiliates of the Company. Six of the leased supermarkets are operated under long-term ground leases with the Company owning the improvements at such locations. Nineteen leases expire during the next five years, with the Company having options to renew all but two. Most of the Company's supermarket leases have minimum rentals with additional rentals based on a percentage of sales.

     The Company's two Save 'n Pack super warehouse stores have an aggregate selling area of approximately 119,000 square feet. The Company leases both super warehouses, one pursuant to a long-term ground lease, and owns the improvements at the ground-leased location. One of those leases expires within the next five years, with the Company having an option to renew.

     The Company's liquor stores have an aggregate selling area of approximately 53,000 square feet. The Company owns one of the liquor stores and leases the remaining 32 liquor stores. Two of the leases expire during the next five years, with the Company having an option to renew.

     The Company's warehouse, distribution and office facility is located on 53.6 acres of land, which the Company owns.


ITEM 3.   LEGAL PROCEEDINGS.

     For information regarding the Company's reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code, see
"Management's Discussion and Analysis of Financial Condition and
Results of Operations."

     The Company is engaged in various legal actions and claims arising in the ordinary course of business. Management believes, after discussions with legal counsel, that the ultimate outcome of such litigations and claims will not have a material adverse effect on the Company's financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the quarter ended July 30, 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information regarding each of the executive officers of the Company as of October 13, 1995.

Name                   Age   Position
--------------------   ---   ----------------------------------

Ronald E. Johnson        45   Chairman of the Board, President,
                              Chief Executive Officer, and Chief
                              Operating Officer

Raymond P. Springer      45   Senior Vice President, Chief
                              Financial Officer, Treasurer and
                              Secretary

Gary M. Shell            48   Senior Vice President,
                              Nonperishables Marketing

Clifford C. Smith Jr.    36   Senior Vice President, Perishables
                              Marketing

BJ Mehaffey              46   Senior Vice President, Operations

Richard D. Coleman       41   Vice President, Controller

     During the fiscal year ended July 30, 1995 the Company restructured its executive management. On August 1, 1994, the Company terminated the employment of Ronald J. Floto, who had been the Chief Executive Officer of the Company since October 1988. The Company hired Anthony R. Petrillo as acting Chief Executive Officer on an interim basis pending completion of the Restructuring. In January 1995, the Company implemented its post-Restructuring management succession plan by hiring Ronald E. Johnson as Chief Executive Officer. Other recent changes to the executive management team include the replacement of Dennis V. Carter (a former Executive Vice President, Operations), Thomas A. Whipple (a former Executive Vice President, Marketing), and Edward Kolodzieski (a former Senior Vice President, Operations) with Gary M. Shell, Clifford C. Smith Jr., and BJ Mehaffey.

                    Biographical Information

     Ronald E. Johnson has been Chairman of the Board of the Company since March 1995 and has been its President and Chief Executive Officer since January 1995. Mr. Johnson served as Chief Operating Officer of Farm Fresh from December 1993 to January 1995 and as its Senior Vice President of Store Operations from 1990 to 1993.

     Raymond P. Springer has been Senior Vice President, Chief Financial Officer, and Treasurer of the Company since March 1995, and Secretary of the Company since January 1995. Mr. Springer served as Executive Vice President, Administration, and Chief Financial Officer of the Company from October 1988 to March 1995. Mr. Springer also served as a Director of the Company from October 1988 to July 1991, and from November 1991 to December 1994.

     Gary M. Shell has been Senior Vice President of Nonperishables Marketing of the Company since March 1995. Mr. Shell served as Vice President of Marketing and Merchandising of B. Green & Company, a food wholesaler and retailer, from May 1991 to February 1995, and as Vice President of Purchasing and Promotions of Rich Foods, Inc. from 1987 to 1991.

     Clifford C. Smith Jr. has been Senior Vice President of Perishables Marketing of the Company since March 1995. Mr. Smith served as the Director of Deli, Bakery and Food Service for Harris-Teeter from 1992 to March 1995, and as the Vice President of Deli, Bakery and Food Service for Mayfair Supermarkets, Inc. from 1981 to 1992.

     BJ Mehaffey has been Senior Vice President, Operations, of the Company since July 1995. Mr. Mehaffey served as District Manager of the Grocery Stores Division of Farm Fresh from 1992 to 1995, and in various capacities with Bi-Lo Incorporated from 1972 to 1992.

     Richard D. Coleman has been Vice President and Controller of the Company since October 1988, and Director of Risk Management of the Company since January 1995. From October 1988 to January 1995, Mr. Coleman also served as Secretary of the Company.



                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.


     On March 2, 1995 the Common Stock was listed for trading on the Nasdaq Small Cap Market under the symbol "KASH." Prior to such date, there was no established public trading market for the Common Stock. For the period of March 2, 1995 through October 13, 1995, the range of high and low bids for a single share of Common Stock was $29.25 - $12.17, as quoted in the Nasdaq Small Cap Market. The average of the low bid and high ask prices on October 13, 1995 as quoted on the Nasdaq Small Cap Market was $23.75. Such over-the-market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. In addition, these quotations have been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend paid on July 17, 1995.

     As of October 13, 1995, there were approximately 21 holders of record of shares of Common Stock.

     The Company has not in the past paid cash dividends to its stockholders and does not intend to pay any cash dividends in the foreseeable future. The Company's ability to declare cash dividends on its Common Stock is materially limited by restrictions in the Company's credit agreement and debt indentures.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table presents selected financial information of the Company as of and for each of the fiscal years ended on the Sunday nearest to July 31, 1995, 1994, 1993, 1992 and 1991, and is derived from the audited financial statements of the Company. Such financial statements, and the reports thereon, for the 1995, 1994 and 1993 fiscal years are included elsewhere in this document, and should be read in conjunction with this selected financial data and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As discussed herein, the Restructuring was consummated on December 29, 1994 (the "Effective Date"). The financial statements as of and for the 30 weeks ended July 30, 1995 and for the 22 weeks ended January 1, 1995, respectively, reflect the Company's emergence from Chapter 11 and were prepared utilizing the princi-ples of fresh-start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Operations during the period from the Effective Date through January 1, 1995 had no significant impact on the emergence transactions and as a result have not been separately identified. As a result of the implementation of fresh-start accounting, certain of the selected financial data as of and for the 30 weeks ended July 30, 1995 and for the 22 weeks ended January 1, 1995 is not comparable to the selected financial data of prior periods due to the change in reporting entity resulting from the application of fresh-start accounting. Therefore, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company."

     The selected store data have been derived from the Company's management reporting records.

                                               Reorganized   Predecessor
                                                 Company       Company
                                                 --------      --------
                                                 30 Weeks      22 Weeks
                                                  Ended          Ended
                                                 July 30,      January 1,
                                                   1995          1995
                                                  -------      --------
                                                 (In Thousands, Except
                                                   Per Share Amounts)

Statement of Operations Data:
 Sales . . . . . . . . . . . . . . . . .         $599,320      $426,681
 Cost of sales . . . . . . . . . . . . .          471,401       340,802
                                                  -------      --------
 Gross profit. . . . . . . . . . . . . .          127,919        85,879
 Selling, general and
    administrative expenses . . . . . . .          90,482        68,819
 Depreciation and amortization. . . . . .          14,802        10,234
                                                  -------      --------
 Operating income . . . . . . . . . . . .          22,635         6,826
 Interest expense (1) . . . . . . . . . .          15,810        13,719
                                                  -------      --------
 Income (loss) from operations before
    reorganization items, income taxes,
    extraordinary items and change in
    accounting principle . . . . . . . .            6,825        (6,893)
 Reorganization items . . . . . . . . .              --          (4,869)
 Provision for income taxes . . . . . .            (3,682)         --
 Extraordinary item - gain on debt
    discharge . . . . . . . . . . . .                --          70,166
 Cumulative effect of change in
    accounting principle - post-
    retirement medical benefits . . . . .            --          (2,000)
                                                  -------      --------
 Net income. . . . . . . . . . . . . . .          $ 3,143       $56,404
                                                  =======      ========
 Income per common share (2), (3) . . .             $0.67          --
                                                  =======      ========

                                              Predecessor Company
                              ---------------------------------------------
                              Fiscal Year Ended Sunday Nearest July 31, (4)
                              ---------------------------------------------
                                   1994       1993       1992       1991
                                ---------- ---------- ---------- ----------
                                                 (In Thousands)
Statement of Operations Data:

 Sales . . . . . . . . . . .   $1,065,165 $1,086,125 $1,071,038 $1,059,636
 Cost of sales . . . . . . .      845,597    856,156    848,441    842,687
                               ---------- ---------- ---------- ----------
 Gross profit. . . . . . .  .     219,568    229,969    222,597    216,949
 Selling, general and
  administrative expenses . .     176,945    175,177    164,897    159,359
 Depreciation and
   amortization . . . . . . .      24,112     23,455     20,132     54,435
 Store closing and other
   costs . . . . . . . . . . .     11,016       --         --         --
                               ---------- ---------- ---------- ----------
 Operating income. . . . . . .      7,495     31,337     37,568      3,155
 Interest expense (1) . . . .      45,390     43,257     44,869     45,610
                               ---------- ---------- ---------- ----------
 Loss from operations before
   extraordinary items . .  .     (37,895)   (11,920)    (7,301)  (42,455)

 Extraordinary item - gain
  on debt repurchase . . . . .       --         --         --        3,427
                               ---------- ---------- ---------- ----------
 Net loss . . . . . . . . . .    $(37,895)  $(11,920)   $(7,301)  $(39,028)
                               ========== ========== ========== ==========

                             Reorganized            Predecessor
                             Company                  Company
                             ----------  ----------------------------------
                             Fiscal Year Ended Sunday Nearest July 31, (4)
                             ----------------------------------------------
                                1995     1994     1993     1992     1991
                             --------- -------- -------- -------- --------
                                        (Dollar Amounts in Thousands)
Balance Sheet Data:

Total assets . . . . . . . .  $373,572 $389,893 $423,208 $399,419 $401,860
Inventories . . . . . . . . .   86,840   76,094   95,385   91,226   92,451
Property and equipment, net .  139,967  160,491  164,937  145,372  146,513
Working capital . . . . . . .   13,164  (12,747)  19,137   26,031   15,684
Total long-term debt and
  capital leases (including
  current maturities) (5) . .  223,694  360,121  351,890  316,220  342,826
Preferred stock . . . . . . .     --      4,650    4,650    4,650   45,991
Total stockholders' equity
   (deficit) . . . . . . . . .  49,638  (61,054) (23,159) (11,239) (72,640)

Other Data:

Operating cash flow
  (adjusted EBITDA) (6) . . .  $54,497  $42,623  $54,792  $57,700  $57,590
Capital expenditures (7). . .    6,247   15,471   37,703   15,385   15,672

Store Data:

Food stores open at end of
  period (8). . . . . . . . .       99      100      115      111      113
Avg. selling sq. ft. during
  period (in thousands) (9) .    2,913    3,084    3,100    2,970    2,949
Avg. sales per store week (10)    $199     $196     $183     $181     $180

                  Notes to Selected Financial Information
                       (Dollar Amounts in Thousands)

(1) Includes amortization of deferred financing costs of $809 and $1,152 for the 30 weeks ended July 30, 1995 and the 22 weeks ended January 1, 1995, respectively, and $2,950, $2,850, $2,932 and $3,017 for the 1994, 1993,
     1992 and 1991 fiscal years, respectively.

(2) Reflects the 3-for-2 stock split effected in the form of a stock dividend paid on July 17, 1995. Based on 4,649,943 shares (the weighted average number of shares of Common Stock outstanding).

(3) Net income per share of Common Stock is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.

(4) The Company's fiscal year is based on a 52/53 week fiscal year ending on the Sunday nearest to July 31. Therefore, the 1992 fiscal year included 53 weeks of operations. The 1995, 1994, 1993 and 1991 fiscal years each had 52 weeks of operations.

(5) Total long-term debt includes long-term debt, current maturities of long-term debt, capital lease obligations and certain other debt.

(6) Represents earnings before interest expense (which includes amortization of deferred financing costs), provision for income taxes, depreciation and amortization, store closing and other costs, reorganization items, extraordinary items, and cumulative effect of change in accounting principle. Operating cash flow (adjusted EBITDA) is presented here as a measure of the Company's debt service ability, and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Statements of Cash Flows in the Company's financial statements).

(7) Capital expenditures consist of cash expenditures, additions to capital leases and, for the 1994, 1993 and 1992 fiscal years, amounts funded under the capital improvements revolving credit facility under the Old Credit Agreement (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(8)  Data relating to the number of stores is expressed in actual numbers.

(9) Represents the average of the selling square footage of the Company's stores on the first and last day of the respective periods. Selling square footage includes adjacent liquor stores where applicable but does not include backroom and receiving areas.

(10) Represents, for each of the respective periods, sales for such period divided by the sum of the number of weeks for which each of the Company's stores was open during such period.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     This analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this document. The Company follows a 52/53 week fiscal year ending on the Sunday nearest to July 31. Historical results of operations are given for the Company's 52 week periods of operations ended July 30, 1995, July 31, 1994 and August 1, 1993 (respectively, the "1995, 1994 and 1993 Fiscal Years"). The financial statements as of and for the 30 weeks ended July 30, 1995 reflect the Company's emergence from Chapter 11 proceedings on December 29, 1994 and were prepared utilizing the principles of fresh-start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "SOP 90-7").

                        The Restructuring

     During the 1995 Fiscal Year, the Company completed a comprehensive financial restructuring pursuant to a "prepackaged" plan of reorganization (the "Restructuring") pursuant to Chapter 11 of the U.S. Bankruptcy Code. The Company filed its prepackaged plan with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on November 9, 1994 (the "Petition Date"). During the pendency of the bankruptcy case, the Company, with the approval of the Bankruptcy Court, operated its business in the ordinary course, and paid all pre-petition and post-petition claims of its general unsecured creditors, trade creditors and employees in full. The Restructuring was confirmed by the Bankruptcy Court on December 12, 1994, and the Company emerged from bankruptcy on December 29, 1994 (the "Effective Date").

     Pursuant to the provisions of the Restructuring, on the Effective Date:

     (1) Each $1,000 principal amount of the Company's $85.0 million Senior Floating Rate Notes due August 2, 1996 (the "Old Senior Floating Rate Notes") was exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the Petition Date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (2) Each $1,000 principal amount of the Company's $50.0 million 12 3/8% Senior Fixed Rate Notes due February 1, 1999 (the "Old Senior Fixed Rate Notes") was exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1,000 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the Petition Date, or, at such holder's election, (b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (3) the Company's $105.0 million 14% Subordinated Debentures due February 1, 2001 (the "Old Subordinated Debentures") were exchanged for the aggregate amount of 2,634,973 (3,952,443 after giving effect to the 3-for-2 stock split in July 1995) shares of newly-issued Common Stock, representing 85 percent of the Common Stock outstanding on the Effective Date;

     (4) Green Equity Investors, L.P. ("GEI") invested $10.0 million cash in exchange for 465,000 (697,500 after giving effect to the 3-for-2 stock split in July 1995) shares of newly-issued
Common Stock, representing 15 percent of the Common Stock outstanding on the Effective Date; and

     (5) all of the existing preferred stock, common stock, and options and warrants to purchase common stock of the Company were extinguished.

     Also pursuant to the Restructuring, the Company refinanced its principal bank indebtedness on the Effective Date by entering into a new credit agreement with The CIT Group/Business Credit, Inc., as administrative agent for itself and certain other lenders (the "New Credit Agreement"). The New Credit Agreement provides the Company with a 3-year $35.0 million term loan facility and a 3-year $50.0 million revolving credit facility, and is secured by liens upon substantially all of the Company's real and personal property. As a result of such refinancing, the obligations of the Company under the Credit Agreement dated October 12, 1988, as restated on September 14, 1989, and thereafter amended, with Bank of America National Trust and Savings Association (as successor by merger to Security Pacific National Bank), as administrative agent, and certain other senior lenders (the "Old Credit Agreement"), were satisfied, and the Old Credit Agreement was terminated. See "-- Financial Condition."

                      Results of Operations

     The discussion below compares the results of operations for the 1995, 1994 and 1993 Fiscal Years. Except as specifically acknowledged below, management believes that the impact of the Restructuring and the implementation of fresh-start reporting did not significantly affect the results of operations for the 1995 Fiscal Year, and that the combined operating results of the individual 30-week period and 22-week period ended July 30, 1995 and January 1, 1995, respectively, are indicative of the results of operations for the 52-week period ended July 30, 1995.

     The following table sets forth certain items from the Company's Statements of Operations as a percentage of sales for the periods indicated:

                               Reorganized    Predecessor
                                 Company        Company
                                --------  ------------------
                                  1995      1994      1993
                                 Fiscal    Fiscal    Fiscal
                                  Year      Year      Year
                                -------   -------   -------
Sales                            100.0%    100.0%    100.0%
Gross profit                      20.8%     20.6%     21.2%
Selling, general and
   administrative expenses        15.5%     16.6%     16.1%
Depreciation and amortization      2.4%      2.3%      2.2%
Operating income                   2.9%      0.7%      2.9%
Interest expense                   2.9%      4.3%      4.0%
Net income (loss)                  5.8%(1)  -3.6%(2)  -1.1%

(1) Net income for the 1995 Fiscal Year includes a non-recurring gain on debt discharge (6.8% of sales) offset by other reorganization items (-0.5% of sales) and cumulative effect of change in accounting principle (-0.2% of sales) recorded for the 22-week period ended January 1, 1995. Net income, as a percentage of sales, for the 30 weeks ended July 30, 1995 (post-Restructuring) was 0.5%.

(2) Net income for the 1994 Fiscal Year included expenses of $11,016, or 1.0% of sales, applicable to store closing and other costs.

  Sales
                                     Reorganized    Predecessor
                                       Company        Company
                                      --------  ------------------
                                         1995      1994      1993
                                        Fiscal    Fiscal    Fiscal
                                         Year      Year      Year
                                      --------  --------  --------
Sales (in millions)                     $1,026    $1,065    $1,086
Number of stores:
  Food stores opened or acquired          --           2         8
  Food stores closed                         1        17         4
  Expansion remodels                       --          1         2
  Total food stores at period end           99       100       115
Average selling square feet
     during year (in thousands)          2,913     3,084     3,100
Average sales per store week
    (in thousands)                        $199      $196      $183

     Total sales have decreased slightly over the last three years as a result of operating twelve fewer stores, low overall retail price increases, and the impact of 41 additional competitive supermarket openings during this period.

  Gross Profit

     The improvement in gross profit, as a percentage of sales, for the 1995 Fiscal Year was primarily due to restoring investment in forward buy inventory, improved perishable margins, and increased efficiencies in store-level product preparation and handling costs. Partially offsetting these improvements was the receipt of substantially less promotional funds due in part to the credit restrictions placed on the Company by its vendors during the period preceding the Company's emergence from bankruptcy.

     The decrease in gross profit as a percentage of sales from the 1993 Fiscal Year to the 1994 Fiscal Year was attributable to the impact of eliminating investment in forward buy inventory (estimated to be approximately 57 basis points), receipt of fewer promotional funds, and generally lower retail prices, partially offset by improved perishable margins and efficiencies in product preparation and handling.

  Selling, General and Administrative Expenses

      The reductions of selling, general and administrative expenses for the 1995 Fiscal Year compared with the 1994 Fiscal Year were due to lower store labor costs (approximately 0.3% of sales), reduced corporate overhead expenses (approximately 0.3% of sales), and lower advertising expenditures (approximately 0.4% of sales) associated with a comprehensive operational restructuring of the Company initiated during the year; and the elimination of operating costs associated with stores that were closed during the 1994 Fiscal Year. These improvements were partially offset by an increase in workers' compensation insurance reserves.

     The increase of $1.8 million from the 1993 Fiscal Year to the 1994 Fiscal Year was primarily the result of increased occupancy costs and other expenses related to stores opened, acquired or remodeled, and an increase in insurance reserves and advertising expenses, offset by reduced operating costs due to store closings. The increase as a percentage of sales was attributable to operating costs of comparable stores in the aggregate declining at a lesser rate than the rate of sales decline in those stores.

  Depreciation and Amortization

     The increase in depreciation and amortization expenses for the 1995 Fiscal Year was primarily attributable to increased amortization of intangible assets.

     The increase in depreciation and amortization expenses from the 1993 Fiscal Year to the 1994 Fiscal Year was primarily attributable to the new stores and major remodels.

  Store Closing and Other Costs

     During the first quarter of the 1994 Fiscal Year, the Company recorded a non-recurring charge of $11.0 million. This charge included $1.9 million of costs associated with a proposed public offering of debt securities and a proposed real estate-based revolving credit facility, neither of which was consummated, $4.2 million of favorable lease interests written off in connection with the closing of 12 underperforming stores, $4.0 million representing an adjustment to the expected lease liability on closed stores, net of sublease income, and $.9 million of other store closing and related expenses.

  Interest Expense
                              Reorganized    Predecessor
                                Company        Company
                               -------   -------------------
                                 1995       1994       1993
                                Fiscal     Fiscal     Fiscal
                                 Year       Year       Year
                               --------   --------   -------
                                       (In Thousands)
Interest expense               $27,638    $42,917    $41,211
Amortization of
  deferred financing costs       1,961      2,950      2,850
Capitalized interest               (70)      (477)      (804)
                               --------   --------   --------
Total interest expense         $29,529    $45,390    $43,257
                               ========   ========   ========

     Interest expense for the 1994 and 1993 Fiscal Years was primarily comprised of interest under the Old Credit Agreement, the Old Senior Floating Rate Notes, the Old Senior Fixed Rate Notes, the Old Subordinated Debentures, and various mortgages and capital leases. For the 1995 Fiscal Year, interest expense was incurred on the Old Senior Floating Rate Notes, the Old Senior Fixed Rate Notes, and the Old Subordinated Debentures through the Petition Date; and interest expense was incurred on the New Senior Floating Rate Notes and the New Senior Fixed Rate Notes from the Effective Date through July 30, 1995. In accordance with the provisions of the Restructuring, no interest was due to the holders of the Old Senior Floating Rate Notes, Old Senior Fixed Rate Notes, or Old Subordinated Debentures for the period between the Petition Date and the Effective Date, and therefore no interest expense was recorded for this period. As provided in the Restructuring, interest accrued from and including February 2, 1994, in the case of the Old Senior Fixed Rate Notes, and from and including February 3, 1994, in the case of the Old Senior Floating Rate Notes, through the Petition Date, was paid by issuing additional New Senior Floating Rate Notes and New Senior Fixed Rate Notes. Interest on the Old Subordinated Debentures accrued from and including February 2, 1994 through the Petition Date was converted into newly issued Common Stock.

  Reorganization Costs

     In accordance with SOP 90-7, income and costs directly related to the reorganization have been segregated and are separately disclosed. The major components consist of adjustments to fair value, provision for store closing costs, provision for severance benefits, provision for other restructuring activities, and professional fees.

  Gain on Debt Discharge

     The gain on debt discharge reflects the conversion of $105.0 million of Old Subordinated Debentures, plus accrued interest from and including February 2, 1994 through the Petition Date, into $39.5 million of stockholders' equity, resulting in a $70.2 million gain. The gain is presented net of write-offs and costs associated with the debt discharged.

Financial Condition

     Prior to the Petition Date, the Company's Old Credit Agreement provided for a revolving credit facility with individual sublimits of $30.0 million for working capital loans and $25.0 million for letters of credit, with a maximum of $50.0 million outstanding under the total facility at any one time. During the weeks immediately preceding the bankruptcy filing, the Company, with the approval of its bank lenders, increased its cash position by fully drawing the remaining availability under its working capital line. On the Petition Date, the Bankruptcy Court approved the use of cash collateral and a letter of credit facility of $17.7 million under the Old Credit Agreement, and additional debtor-in-possession financing provided by BankAmerica Business Credit, Inc. of $11.2 million, subject to certain terms and conditions. The outstanding borrowings under those facilities were refinanced on the Effective Date, when the Company entered into the New Credit Agreement with The CIT Group/Business Credit Inc. ("CIT") and certain bank lenders to provide a 3-year $35.0 million term loan facility and a 3-year $50.0 million revolving credit facility.

     Beginning August 1, 1994, the Company implemented a new short-term business strategy to improve the Company's financial performance. The focus of this strategy was to conserve capital, reduce administrative and operating expenses, and direct management attention toward the operation of existing stores. During the 1995 Fiscal Year the Company significantly improved its liquidity as a result of the payment moratorium on interest due on the Old Senior Fixed Rate Notes, Old Senior Floating Rate Notes, and Old Subordinated Debentures; managing working capital; reducing operating expenses by approximately $12.0 million on an annualized basis; and limiting capital expenditures. During the pendency of its bankruptcy case, the Company operated its business in the ordinary course, and paid all pre-petition and post-petition claims of the Company's general unsecured creditors, trade creditors, and employees in full. The provisions of the Restructuring, which are discussed in footnote 1 to the accompanying financial statements, had an immediate beneficial impact on the Company's financial condition, primarily as a result of significantly deleveraging the Company's balance sheet, as indicated below:

                               Reorganized   Predecessor
                                 Company       Company
                                ---------     ---------
                                 July 30,      July 31,
                                   1995          1994
                                ---------     ---------
                            (Dollar Amounts in Thousands)
Current portion of
   long-term debt                $  5,563      $ 42,740
Total long-term debt              223,694       360,121
Operating cash flow
   (adjusted EBITDA)(1)            54,497        42,623
Total interest expense             26,814(2)     45,390
Cash interest expense              11,340(2)     42,440
Capital expenditures                6,247        15,471
Long-term debt/operating
   cash flow                         4.25(3)       8.45
Operating cash flow/
   total interest expense            2.03          0.94
Operating cash flow/
   cash interest expense             4.81          1.00

(1) Represents twelve month trailing earnings before interest expense (which includes amortization of deferred financing costs), provision for income taxes, depreciation and amortization, store closing and other costs, reorganization items, extraordinary items, and cumulative effect of change in accounting principle. Operating cash flow (adjusted EBITDA) is presented here as a measure of the Company's debt service ability and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Statements of Cash Flows in the Company's financial statements).

(2) Interest expense for the trailing twelve-month period is not meaningful due to the payment moratorium on the Old Senior Notes and Old Subordinated Debentures. Therefore, total interest expense and cash interest expense as shown here represent annualized proforma amounts based on reported interest expense for the third and fourth quarters of the 1995 Fiscal Year.

(3) Assumes long-term debt is increased by the non-cash interest accrued as of July 30, 1995.

     The Company recently completed a financing of three of its fee-owned store properties and applied the net proceeds of $9.1 million to the outstanding balance of the term loan under the New Credit Agreement. The Company is still actively pursuing an additional refinancing transaction on eight other mortgaged store properties, the sale-leaseback of an additional store facility that is operating as a ground lease, the sale of an unencumbered real estate site, and the sale of its beneficial interest in three real estate trusts, the total of which could provide up to an additional $10.0 million of net cash proceeds. In addition, in August the Company exercised its option of paying interest in kind on the New Senior Floating Rate Notes and the New Senior Fixed Rate Notes, and has the option of paying in kind the next subsequent semi-annual interest payment on the New Senior Fixed Rate Notes.

     As a result of its increased liquidity and the application of the proceeds of the financing discussed above, the Company has prepaid a total of $24.9 million on its term loan. As of October 13, 1995, the outstanding principal balance under the term loan facility was $4.8 million, and the Company had $21.9 million in borrowings and $12.5 million in letters of credit outstanding under the revolving loan facility under the New Credit Agreement. The Company intends to repay the remaining balance of its term loan facility with the net cash proceeds from the transactions described above. Additionally, the Company has received a commitment from CIT to amend the New Credit Agreement by extending the term through December 1998 and providing more favorable terms.

     Consistent with its short-term business strategy for the 1995 fiscal year, the Company did not open or acquire any new stores during the year, but spent $6.2 million to upgrade its existing stores. For the 1996 fiscal year, the Company expects that capital expenditures of approximately $28.0 million will be used to open two new stores and complete major and minor remodels of approximately ten stores and 24 stores.

     In March 1995, the Company entered into a ten year agreement to outsource its information systems. As a result of the outsourcing agreement, the Company anticipates that its total annual information systems expenditures through 2000 will range from approximately $8.6 million to $9.9 million, as compared with total information systems expenditures of $9.5 million and $9.1 million, respectively, for the 1993 and 1994 Fiscal Years, and approximately $8.9 million for the 1995 Fiscal Year. The outsourcing agreement provides for new application software in the areas of merchandise procurement, store billings, warehouse control, accounts payable, and labor tracking/scheduling, as well as new point-of-sale equipment for each store. Absent the outsourcing agreement, the Company estimates that these system enhancements would have required approximately $10.0 million in additional capital outlays during the 1995 and 1996 Fiscal Years.

     Based upon the Company's ability to generate working capital through its operations and its $50.0 million revolving credit facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data for the Company begin on page 24.

                    [COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Kash n' Karry Food Stores, Inc.:


We have audited the accompanying balance sheet of Kash n' Karry Food Stores, Inc. (the Company) as of July 30, 1995 and the related statements of operations, stockholders' equity and cash flows for the thirty weeks ended July 30, 1995 and the twenty-two weeks ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kash n' Karry Food Stores, Inc. as of July 30, 1995, and the results of its operations and its cash flows for the thirty weeks ended July 30, 1995 and the twenty-two weeks ended January 1, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Bankruptcy Court confirmed the Company's prepackaged Plan of Reorganization dated December 12, 1994, and the Company emerged from bankruptcy on December 29, 1994. On January 1, 1995 the Company accounted for the reorganization and adopted "fresh start accounting." As a result, the Company's July 30, 1995 balance sheet is not comparable to the July 31, 1994 balance sheet, since it presents the financial position of the reorganized entity.

As discussed in Note 12 to the financial statements, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," as of January 1, 1995.



/s/ Coopers & Lybrand, L.L.P.
-----------------------------------
Tampa, Florida
September 15, 1995

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Kash n' Karry Food Stores, Inc.:



We have audited the accompanying balance sheet of Kash n' Karry Food Stores, Inc. as of July 31, 1994 and the related statements of operations, stockholders' deficit, and cash flows for the fifty-two weeks ended July 31, 1994 and August 1, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kash n' Karry Food Stores, Inc. at July 31, 1994, and the results of its operations and its cash flows for the fifty-two weeks ended July 31, 1994 and August 1, 1993, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Kash n' Karry Food Stores, Inc. will continue as a going concern. However, Kash n' Karry Food Stores, Inc. has suffered recurring losses from operations and has a net capital deficiency. As discussed in Note 1 to the financial statements, Kash n' Karry Food Stores, Inc. filed a pre-packaged petition under Chapter 11 of the United States Bankruptcy Code on November 9, 1994 and these matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG Peat Marwick LLP
-----------------------------------
Tampa, Florida
September 16, 1994, except with respect to
   Note 1, which is as of November 9, 1994

                         KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
            (Dollar Amounts in Thousands, Except Per Share Amounts)




                                      ASSETS


                                                  Reorganized  Predecessor
                                                    Company      Company
                                                  ------------ -----------
                                                    July 30,     July 31,
                                                      1995         1994
                                                  ------------ -----------
                                                           (Note 1)
Current assets:
   Cash and cash equivalents                         $  4,803    $  6,852
   Accounts receivable                                  6,504       8,084
   Inventories                                         86,840      76,094
   Prepaid expenses and other current assets            4,310      12,805
                                                     ---------   ---------
      Total current assets                            102,457     103,835
Property and equipment, at cost, less
  accumulated depreciation                            139,967     160,491
Favorable lease interests, less accumulated
   amortization of $1,152 and $13,543                  28,802      12,312
Deferred financing costs, less accumulated
   amortization of $809 and $22,572                     3,684      12,630
Reorganization value in excess of amount allocable
   to identifiable assets, less accumulated
   amortization of $6,627                              94,692         --
Excess of cost over net assets acquired, less
   accumulated amortization of $16,288                    --       96,758
Deferred tax asset                                      1,200         --
Other assets                                            2,770       3,867
                                                     ---------   ---------
      Total assets                                   $373,572    $389,893
                                                     =========   =========















                 See accompanying notes to financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                                 BALANCE SHEETS
          (Dollar Amounts in Thousands, Except Per Share Amounts)



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Reorganized  Predecessor
                                                    Company      Company
                                                  ------------ -----------
                                                     July 30,    July 31,
                                                       1995        1994
                                                  ------------ -----------
                                                           (Note 1)
Current liabilities:
   Current portion of long-term debt                 $  5,563    $ 42,740
   Accounts payable                                    39,231      34,908
   Accrued expenses                                    44,499      38,934
                                                     ---------   ---------
      Total current liabilities                        89,293     116,582

Long-term debt, less current obligations              218,131     317,381
Other long-term liabilities                            16,510      12,334
Old Series B Cumulative Preferred Stock of $.01 par
   value and a stated value of $100 a share.
   Authorized 50,000 shares; 38,750 shares
   outstanding.                                           --        3,875
Old Series C Convertible Preferred Stock of
   $.01 par value. Authorized 100,000 shares;
   77,500 shares outstanding.                             --          775

Stockholders' equity (deficit):
   New Common Stock of $.01 par value.
      Authorized 5,500,000 shares; 4,649,943
      shares outstanding.                                  46         --
   Old Common Stock of $.01 par value.
      Authorized 4,000,000 shares; 2,819,589
      shares outstanding.                                  --           28
   New Preferred Stock of $0.01 par
      value.  Authorized 1,000,000 shares;
      no shares outstanding.                               --           --
   Capital in excess of par value                       46,449      77,695
   Retained earnings (deficit)                           3,143    (138,740)
   Less cost of treasury stock - 2,437 shares
      at July 31, 1994                                     --          (37)
                                                      ---------   ---------
       Total stockholders' equity (deficit)             49,638     (61,054)
                                                      ---------   ---------
       Total liabilities & stockholders' equity       $373,572    $389,893
                                                      =========   =========




                  See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF OPERATIONS
          (Dollar Amounts in Thousands, Except Per Share Amounts)

                            Reorganized
                              Company           Predecessor  Company
                            ----------  ----------------------------------
                              30 Weeks    22 Weeks   52 Weeks  52 Weeks
                                Ended      Ended       Ended     Ended
                               July 30,   January 1,  July 31,  August 1,
                                1995        1995       1994       1993
                             ----------  ---------- ---------- ------------
Sales                        $599,320    $426,681   $1,065,165 $1,086,125
Cost of sales                 471,401     340,802      845,597    856,156
                           ----------  ----------   ---------- ----------
    Gross profit              127,919      85,879      219,568    229,969
Selling, general and
  administrative expenses      90,482      68,819      176,945    175,177
Depreciation and amortization  14,802      10,234       24,112     23,455
Store closing and other costs    --         --          11,016       --
                           ----------  ----------   ---------- ----------
    Operating income           22,635       6,826        7,495     31,337
Interest expense               15,810      13,719       45,390     43,257
Income (loss) before       ----------  ----------   ---------- ----------
  reorganization items,
  income taxes, extra-
  ordinary item, and change
  in accounting principle       6,825      (6,893)     (37,895)   (11,920)
Reorganization items             --        (4,869)        --         --
Income (loss) before       ----------  ----------   ---------- ----------
  income taxes, extraordinary
  item and change in
  accounting principle          6,825     (11,762)     (37,895)   (11,920)
Provision for income taxes     (3,682)       --           --         --
Income (loss) before       ----------  ----------   ---------- ----------
  extraordinary item and change
  in accounting principle       3,143     (11,762)     (37,895)   (11,920)
Extraordinary item- gain
  on debt discharge              --        70,166         --         --
Cumulative effect of change in
  accounting principle - post-
  retirement medical benefits    --        (2,000)        --         --
                           ----------  ----------   ---------- ----------
Net income (loss)          $    3,143  $   56,404   $  (37,895)$  (11,920)
                           ==========  ==========   ========== ==========
Net income per common
  share (A)(B)             $    0.67
                           ==========

(A) Based on a weighted average number of shares of common stock of 4,649,943 outstanding.

(B) Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.

                  See accompanying notes to financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        Fiscal Years Ended July 30, 1995,
                        July 31, 1994, and August 1, 1993
                          (Dollar Amounts In Thousands)

                                   Capital
                                  in Excess   Retained
                           Common   of Par    Earnings  Treasury
                           Stock    Value    (Deficit)    Stock    Total
                           ------ --------- ----------- --------  ---------
PREDECESSOR COMPANY:

Balance at August 2, 1992   $ 28  $  77,691  $ (88,925)  $(33)   $(11,239)
  (2,819,866 shares
   outstanding)
Purchase of 2,713 shares
   for Treasury               --       --         --      (40)        (40)
Sale of 2,436 shares
   of Treasury Stock          --          4       --       36          40
Loss for period               --       --      (11,920)    --     (11,920)
                            ----- ---------- ----------  -----   ---------
Balance at August 1, 1993     28     77,695   (100,845)   (37)    (23,159)
  (2,819,589 shares
   outstanding)
Loss for period               --       --      (37,895)    --     (37,895)
                            ----- ---------- ----------  -----   ---------
Balance at July 31, 1994      28     77,695   (138,740)   (37)    (61,054)
  (2,819,589 shares
   outstanding)
Income for period             --       --       56,404     --      56,404
Extinguishment of
  preferred stock in
  connection with
  bankruptcy                  --      4,650       --       --       4,650
Extinguishment of
  stockholders' equity
  in connection with
  bankruptcy                 (28)   (82,345)    82,336     37        --
                            ----- ---------- ----------  -----   ---------
Balance at January 1, 1995  $ --  $   --     $    --     $ --    $   --
                            ===== ========== ==========  =====   =========

REORGANIZED COMPANY:

Issuance of 4,649,943
  shares of common stock    $ 46  $  46,449  $    --     $ --    $ 46,495
  at reorganization value
Income for period             --       --        3,143     --       3,143
                            ----- ---------- ----------  -----   ---------
Balance at July 30, 1995    $ 46  $  46,449  $   3,143   $ --    $ 49,638
  (4,649,943 shares         ===== ========== ==========  =====   =========
   outstanding)

                  See accompanying notes to financial statements.

                          KASH N' KARRY FOOD STORES, INC.
                             STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                            Reorganized               Predecessor
                              Company                   Company
                            ----------  ----------------------------------
                              30 Weeks   22 Weeks     52 Weeks   52 Weeks
                               Ended      Ended        Ended      Ended
                              July 30,  January 1,    July 31,   August 1,
                                1995       1995         1994       1993
                             ---------  ---------   ---------    ---------
Net cash flows from
  operating activities:
  Net income (loss)         $   3,143   $  56,404   $ (37,895)   $ (11,920)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depreciation and
      amortization, excluding
      deferred financing costs 14,802      10,234      24,112       23,455
    Store closing and other
      costs                      --          --        11,016         --
    Amortization of deferred
      financing costs             809       1,152       2,950        2,850
    Provision for income taxes  3,682        --          --           --
    Reorganization items         --         4,869        --           --
    Change in accounting
      principle                  --         2,000        --           --
    Gain on debt discharge       --       (70,166)       --           --
    (Increase) decrease in assets:
        Accounts receivable      (743)      2,322       2,804       (3,778)
        Inventories               273      (5,917)     19,291       (4,159)
        Prepaid expenses and
          other assets         (1,241)       (194)       (278)      (5,426)
    Increase (decrease) in
      liabilities:
        Accounts payable        2,522       1,800      (7,653)       3,722
        Accrued expenses and
          other liabilities     5,359       9,083      (1,565)      (3,684)
                             ---------   ---------   ---------    ---------
      Net cash provided by
         operating activities  28,606      11,587      12,782        1,060
                             ---------   ---------   ---------    ---------

Cash provided (used) by investing
  activities:
  Additions to property and
    equipment                  (5,582)       (665)    (10,942)     (13,103)
  Leased asset additions         --          --        (4,529)     (24,600)
  Sale of property and equipment --          --           504           91
                             ---------   ---------   ---------    ---------
      Net cash used by
         investing activities  (5,582)       (665)    (14,967)     (37,612)
                             ---------   ---------   ---------    ---------
                  See accompanying notes to financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                             STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                (In Thousands)


                             Reorganized               Predecessor
                               Company                   Company
                             ----------  ----------------------------------
                               30 Weeks   22 Weeks     52 Weeks   52 Weeks
                                Ended      Ended        Ended      Ended
                               July 30,  January 1,    July 31,   August 1,
                                 1995       1995         1994       1993
                              ---------  ---------   ---------    ---------
Cash provided (used) by financing
   activities:
   Borrowings under term and
      revolving loan facilities   9,992      50,800      17,700     38,100
   Additions to obligations
      under capital leases and
      notes payable                --          --         5,230     14,867
   Sale of Common Stock            --        10,000        --         --
   Repayments of term and
      revolving loan facilities (26,349)    (60,928)     (5,488)   (12,881)
   Repayments of other long-term
      liabilities                (2,588)     (7,363)     (9,212)    (4,415)
   Financing costs                 (265)     (9,294)     (1,338)    (1,453)
                               ---------   ---------   ---------  ---------
      Net cash provided (used)
        by financing activities (19,210)    (16,785)      6,892     34,218
                               ---------   ---------   ---------  ---------

Net increase (decrease) in cash
   and cash equivalents           3,814      (5,863)      4,707     (2,334)
Cash and cash equivalents at
   beginning of period              989       6,852       2,145      4,479
                               ---------   ---------   ---------  ---------

Cash and cash equivalents at
   the end of period           $  4,803    $    989    $  6,852   $  2,145
                               =========   =========   =========  =========













                  See accompanying notes to financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


(1)  Reorganization and Basis of Reporting.

   During the 1995 fiscal year, the Company completed a comprehensive financial restructuring pursuant to a "prepackaged" plan of reorganization (the "Restructuring") pursuant to Chapter 11 of the U.S. Bankruptcy Code. The Company filed its prepackaged plan with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on November 9, 1994 (the "Petition Date"). During the pendency of the bankruptcy case, the Company, with the approval of the Bankruptcy Court, operated its business in the ordinary course, and paid all pre-petition and post-petition claims of its general unsecured creditors, trade creditors and employees in full. The Restructuring was confirmed by the Bankruptcy Court on December 12, 1994, and the Company emerged from bankruptcy on December 29, 1994 (the "Effective Date"). Pursuant to the provisions of the Restructuring, on the Effective Date:

     (i) Each $1 principal amount of the Company's Old Senior Floating Rate Notes was exchanged for (a) new Senior Floating Rate Notes due February 1, 2003 (the "New Senior Floating Rate Notes") in an original principal amount equal to $1 plus 100% of the accrued interest under the Old Senior Floating Rate Notes from and including February 3, 1994, through but not including the Petition Date, or, at such holder's election, (b) new 11.5% Senior Fixed Rate Notes due February 1, 2003 (the "New Senior Fixed Rate Notes") in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

     (ii) Each $1 principal amount of the Company's Old Senior Fixed Rate Notes was exchanged for (a) New Senior Floating Rate Notes in an original principal amount equal to $1 plus 100% of the accrued interest under the Old Senior Fixed Rate Notes from and including February 2, 1994, through but not including the Petition Date, or, at such holder's election, (b) New Senior Fixed Rate Notes in the same original principal amount, or, at such holder's election, (c) an amount of New Senior Floating Rate Notes and an amount of New Senior Fixed Rate Notes equal, in the aggregate, to 100% of such claim;

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

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


     Given the automatic stay provisions of the bankruptcy filing, certain portions of these debt obligations were classified as long-term on the July 31, 1994 balance sheet.

   The financial statements as of and for the period ended July 30, 1995 reflect the Company's emergence from Chapter 11 and were prepared according to the principles of fresh start reporting contained in American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "SOP 90-7"). Operations during the period from the Effective Date through January 1, 1995 had no significant impact on the emergence transactions and as a result have not been separately identified. As a result of the implementation of fresh start reporting, the Company's financial statements as of and for the period ended July 30, 1995 are not comparable to the Company's financial statements of prior periods. Therefore, financial statements for the "Reorganized Company" have been separately identified from those of the "Predecessor Company."

     The total reorganization value assigned to the Company's assets was estimated based on a ten-year projection of cash flow before debt service requirements discounted back to present value using a discount rate of 13.3% (representing the estimated weighted cost of capital), as well as by analyzing market cash flow multiples and applying a cash flow multiple of six to the Company's adjusted 12-month trailing cash flows. After extensive negotiations between independent investment banking firms representing the Company and an ad hoc committee of bondholders, the reorganization value was agreed to by the parties and confirmed by the Bankruptcy Court. The excess of the reorganization value over the value of the identifiable assets is reported as "Reorganization Value in Excess of Amount Allocable to Identifiable Assets" and is being amortized over twenty years. Under the principles of fresh start accounting, the Company's total assets were recorded at this assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In addition, the Company's accumulated deficit was eliminated.

     The effect of the Restructuring and the implementation of fresh start accounting on the Company's balance sheet as of January 1, 1995 was as follows:

                         KASH N' KARRY FOOD STORES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               (In Thousands)

                                                                   Fresh
                                                                   Start
                           Pre-Fresh                              Balance
                         Start Balance  Adjustments                Sheet
                         Sheet January       of       Fair Value  January
                           1, 1995      Restructuring Adjustment  1, 1995
                                             (A)          (B)
                         -------------  ------------- ----------  --------
Cash and cash equivalents   $  9,166      $  (8,177)  $    --     $    989
Accounts receivable            5,762            --         --        5,762
Inventories                   82,011            --       5,104      87,115
Prepaid expenses and other
   current assets              3,088            --         --        3,088
                            ---------     ----------  ---------   --------
   Total current assets      100,027         (8,177)     5,104      96,954

Property and equipment, net  162,754            --     (17,775)    144,979
Favorable lease interests,
  net                         11,673            --      18,280      29,953
Deferred financing costs      17,769         (7,456)    (6,088)      4,225
Reorganization value in
   excess of amount alloc-
   able to identifiable
   assets                       --              --     102,519     102,519
Excess of cost over net
   assets acquired            95,560            --     (95,560)        --
Other assets                   4,360            --      (1,498)      2,862
                            ---------     ----------  ---------   --------
      Total assets          $392,143      $ (15,633)  $  4,982    $381,492
                            =========     ==========  =========   ========
Current liabilities, excluding
    current portion of long-
    term debt               $ 82,983      $ (12,617)  $  6,779    $ 77,145
Long-term debt, including
    current obligations      366,231       (119,486)    (3,959)    242,786
Other long-term liabilities    6,226            --       8,840      15,066
Redeemable preferred stock     4,650         (4,650)       --          --
Common stock                      28             18        --           46
Treasury stock                   (37)            37        --          --
Capital in excess of par
   value                      77,695        (31,246)       --       46,449
Accumulated deficit         (145,633)       152,311     (6,678)        --
                            ---------     ----------  ---------   --------
      Total liabilities
         and stockholders'
         equity             $392,143      $ (15,633)  $  4,982    $381,492
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

(2)  Summary of Significant Accounting Policies.

     Fiscal Year End. The Company follows a 52/53 week fiscal year ending on the Sunday nearest July 31.

     Inventories. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out (FIFO) method.

     Prepaid Expenses and Other Current Assets. Prior to 1995, the Company classified capital expenditures to be refinanced within one year as prepaid expenses and other current assets. These amounts are classified as property and equipment at July 30, 1995. At July 31, 1994, prepaid expenses and other current assets included $9,987 of expenditures for construction in progress expected to be financed within one year.

     Depreciation, Amortization, and Maintenance and Repairs. Depreciation is provided principally using the composite method based on the estimated useful lives of the respective asset groups. Amortization of leasehold improvements is based on the estimated useful lives or the remaining lease terms, whichever is shorter. Property under capital leases consists of buildings and fixtures and equipment. Interest costs of property under development are capitalized during the development period. Capitalized amounts were $70, $477 and $804 for the fiscal years ended July 30, 1995, July 31, 1994 and August 1, 1993, respectively. The approximate annual rates used to compute depreciation and amortization are:

                                      Reorganized    Predecessor
                                        Company        Company
                                      -----------    -----------
       Buildings and improvements         3%             5%
       Fixtures and equipment            10%            10%
       Transportation equipment          12%            25%
       Leasehold improvements            --              8%

     Maintenance and repairs are charged to expense as incurred. The Company capitalizes expenditures for renewals and betterments.

     Favorable Lease Interests. Prior to January 1, 1995, favorable lease interests represented the present value of the excess of current market rental rates over rents that existed under the Company's operating leases of store locations as of October 12, 1988. Such costs were being amortized on the straight-line method over the average life of the favorable leases. On January 1, 1995, the Company's favorable lease interests were adjusted to reflect the present value of the excess of current market rental rates over rents that existed under the operating leases of store properties at that date. Favorable lease interests are amortized on the straight-line method over the average life of the favorable leases, which is approximately twenty years.

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

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


   Reorganization Value in Excess of Amount Allocable to Identifiable Assets. As discussed in footnote 1, under the principles of fresh-start reporting, the Company allocated total reorganization value to identifiable tangible and intangible assets on the basis of their estimated fair values. The remaining amount is classified as reorganization value in excess of amount allocable to identifiable assets and is being amortized over twenty years.

     Excess of Cost Over Net Assets Acquired. Prior to January 1, 1995, excess of cost over net assets acquired represented the excess of amounts paid over the fair value of net assets acquired, and was being amortized over forty years. The unamortized balance of $95,560 was written off in connection with the Restructuring.

       Advertising Costs.  Advertising costs are expensed as incurred.

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

     Income Taxes. Prior to January 1, 1995, the Company was in a loss position for income tax purposes, and, consequently, no income taxes were provided. The Company adopted Statement of Financial Accounting Standards No. 109 as of August 2, 1993. Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between the financial statement and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


     Cash and Cash Equivalents. The Company considers all highly liquid investment instruments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 30, 1995 or July 31, 1994.

     Cash interest paid (excluding financing costs) was $12,198, $41,545 and $41,675 for the fiscal years ended July 30, 1995, July 31, 1994 and August 1, 1993, respectively.

(3)  Property and Equipment.

     Property and equipment is summarized as follows:
                                                 Reorganized    Predecessor
                                                   Company        Company
                                                   ---------    ---------
                                                   July 30,      July 31,
                                                     1995          1994
                                                   ---------    ---------
          Land                                     $ 13,504     $ 19,543
          Buildings and improvements                 55,896       63,517
          Fixtures and equipment                     66,631      100,717
          Transportation equipment                      902        2,593
          Leasehold improvements                       --         28,402
          Construction in progress                    6,193        4,115
                                                   ---------    ---------
                                                    143,126      218,887
             Less accumulated depreciation           (8,869)     (70,196)
                                                   ---------    ---------
                                                    134,257      148,691
          Property under capital leases
             (less accumulated amortization
             of $1,723 and $11,154)                   5,710       11,800
                                                   ---------    ---------
                                                   $139,967     $160,491
                                                   =========    =========
(4)  Accrued Expenses.

     Accrued expenses consist of the following:
                                                Reorganized    Predecessor
                                                  Company        Company
                                                  ---------    ---------
                                                   July 30,     July 31,
                                                     1995         1994
                                                  ---------    ---------
          Accrued payroll and benefits            $  9,217     $  5,579
          Accrued interest                          10,673       15,849
          Taxes, other than income                   5,789        6,056
          Accrued insurance reserves                 6,064        4,886
          Other accrued expenses                    12,756        6,564
                                                  ---------    ---------
                                                  $ 44,499     $ 38,934
                                                  =========    =========

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)

(5)  Long-Term Debt.

     Long-term debt consists of the following:
                                                Reorganized    Predecessor
                                                  Company        Company
                                                  ---------    ---------
                                                   July 30,     July 31,
                                                     1995         1994
                                                  ---------    ---------
          New term loan and revolving
             credit facilities (A)                $ 33,143     $   --
          Old bank term and revolving
             credit facilities (A)                    --         59,629
          New Senior Floating
             Rate Notes (B)                         22,953         --
          New Senior Fixed Rate
             Notes (C)                             121,162         --
          Old Senior Floating
             Rate Notes (B)                           --         85,000
          Old Senior Fixed
             Rate Notes (C)                           --         50,000
          Subordinated Debentures                     --        105,000
          Mortgages payable, bearing interest at
             rates from 7.5% to 10.35%, in equal
             monthly installments of $355, with
             maturities from 1999 through 2003 (D)  33,108       34,368
          Capital lease obligations and other       13,328       26,124
                                                  ---------    ---------
          Long-term debt including
              current portion                      223,694      360,121
          Less current portion (E)                  (5,563)     (42,740)
                                                  ---------    ---------
          Long-term debt                          $218,131     $317,381
                                                  =========    =========

     Carrying value is considered a reasonable estimate of the fair value of the Company's financial instruments.

   (A) In connection with the Restructuring, the Company entered into a new term loan and revolving credit agreement (the "New Credit Agreement") on December 29, 1994. At July 30, 1995, the Company's New Credit Agreement provides for borrowings of up to $15,750 under a term loan facility (with quarterly principal repayments of $1,750 and a $14,000 repayment due when the facility terminates on December 29, 1997) and a $50,000 revolving credit facility with a $25,000 sublimit for letters of credit.
         At July 30, 1995, the Company had $17,393 in borrowings under the working capital line, and had $12,770 of letters of credit issued against the revolving credit facility. Amounts outstanding under the term facility bear interest (11.5% at July 30, 1995) equal to the prime rate (as defined) plus 250 basis points. Amounts outstanding under the revolving credit facility bear interest (10.0% at July 30, 1995) equal to the prime rate plus 100 basis points.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)

   (B) The New Senior Floating Rate Notes mature on February 1, 2003, and bear interest (7.31% at July 30, 1995) payable August 1, 1995, and semiannually thereafter, at a rate equal to six-month LIBOR (as defined in the New Senior Floating Rate Note Indenture) plus 200 basis points. The New Senior Floating Rate Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or an integral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through August 1, 1995, all interest on the New Senior Floating Rate Notes may, at the option of the Company, be paid by issuing in lieu of cash additional New Senior Floating Rate Notes in an aggregate principal amount equal to the amount of interest due. The Old Senior Floating Rate Notes bore interest (5.88% at July 31, 1994) payable semiannually, at a rate equal to six-month LIBOR plus 250 basis points.

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

   (D) In September 1989, the Company completed a $17,000 mortgage financing of its warehouse, distribution and office facility; in November 1989, seven fee-owned store properties were mortgaged for $13,200; and in January 1990, an additional fee-owned store property was mortgaged for $2,000. The net proceeds of these transactions were used to reduce bank debt. Final payments of $12,529 and $13,895 are due October 1999 and November 1999, respectively, on these mortgages.

   (E) The Company has prepaid the term loan through July 28, 1997. Therefore, there is no current portion of the term loan.

   (F) Approximate principal payments for the next five fiscal years are:

    Year      Term     Senior                Capital
    Ending    Loans    Notes     Mortgages   Leases    Other     Total
    ------   -------   ------    ---------   -------   -----    -------
    1996     $  --     $  --      $   960     $3,654   $ 949    $ 5,563
    1997        --        --        1,057      2,100     752      3,909
    1998      15,750      --        1,163        645     640     18,198
    1999        --        --        1,282        203     540      2,025
    2000        --        --       27,058        140     521     27,719

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


   The New Credit Agreement, which is secured by a pledge of substantially all assets of the Company, requires the Company to maintain a minimum net worth and to satisfy certain other financial ratios, and provides for certain restrictions on nonstock distributions and certain other restrictions. The New Senior Floating Rate Notes, the New Senior Fixed Rate Notes, and certain other of the Company's indebtedness also contain incurrence covenants that are less restrictive than the covenants under the New Credit Agreement. At July 30, 1995, the Company was in compliance with all covenants.

(6)  Capital Stock.

   The authorized capital stock of the Company consists of 5,500,000 shares of Common Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share. The authorized Preferred Stock includes 35,000 shares of Series A Junior Participating Preferred Stock (the "Series A Preferred").

   In April 1995, the Company declared, pursuant to its rights plan, a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock. Each Right initially entitled the holder thereof to purchase from the Company one one-hundredth of a share of Series A Preferred for a purchase price of $76 per one one-hundredth of a preferred share, subject to certain adjustments. As a result of the 3-for-2 stock split discussed below, the number of one one-hundredths of a preferred share issuable upon exercise of each Right was adjusted from one to 0.6667.

   The Rights are not currently exercisable, and would become exercisable only if a person or group of persons (an "Acquiring Person") acquires 25% or more of the Common Stock (29% or more in the case of Leonard Green & Associates, L.P., formerly known as Leonard Green & Partners, L.P. ("LGA") or any other person or entity which at any time purchases all of the shares owned by LGA), or certain actions are taken in respect of any such acquisition. In the event any person or group becomes an Acquiring Person, each holder of a Right would thereafter have the right to receive upon exercise thereof that number of shares of Common Stock having a market value of two times the exercise price of the Right. In addition, if there is a merger or other business combination between the Company and an Acquiring Person, each Right would entitle the holder to purchase that number of shares of common stock of the Acquiring Person which at the time of such transaction will have a market value of two times the exercise price of the Right. The Rights, which expire on April 13, 2000, are redeemable by the Company for a price of $.01 per Right.

   The payment of cash dividends and the repurchase or redemption of capital stock by the Company is restricted by the terms of the New Credit Agreement and the indentures relating to the Company's New Senior Fixed Rate Notes and New Senior Floating Rate Notes.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



   On June 14, 1995 the Company declared a 3-for-2 stock split effected in the form of a stock dividend on its Common Stock, paid on July 17, 1995 to stockholders of record on June 26, 1995. All of the share and per share data in the accompanying financial statements have been adjusted to reflect the stock split.

(7)  Reorganization Items.

   Reorganization items included in the accompanying statements of operations consist of the following items:

          Adjustments to fair value                   $ 5,551
          Provision for store closing costs            (2,500)
          Provision for severance benefits             (3,220)
          Provision for other restructuring
             activities                                (3,180)
          Professional fees                            (1,520)
                                                      --------
                                                      $(4,869)
                                                      ========

     In the Company's previous interim reporting, reorganization items included a gain on extinguishment of preferred stock of $4,650. This amount has been reclassified as of January 1, 1995 as a direct credit to capital in excess of par value and resulted in a reduction of $4,650 in net income for the 22 weeks ended January 1, 1995.

(8)  Stock Option Plans.

     Certain key employees, including all executive officers, were eligible to receive nonqualified stock options to purchase Common Stock under the Restated 1988 Management Stock Option Plan (the "1988 Option Plan") and/or the 1991 Management Stock Option Plan (the "1991 Option Plan" and, together with the 1988 Option Plan, the "Old Option Plans"). Options granted under the 1988 Option Plan had an exercise price of the greater of 85% of fair market value at the date of grant or $10 per share and options granted under the 1991 Option Plan had an exercise price of (a) $16.13 per share for options granted within 30 days of the approval of the 1991 Option Plan by the stockholders of the Company and (b) thereafter at 100% of the fair market value at the date of grant. As discussed in footnote 1, in connection with the Restructuring, all of the outstanding options under the Old Option Plans were extinguished on December 29, 1994, and the Old Option Plans were effectively terminated as of that date.

   In March 1995, the Company adopted the 1995 Key Employee Stock Option Plan (the "New Option Plan"), which authorizes the issuance to eligible participants of options to purchase up to 355,419 shares of Common Stock of the Company. Options vest in serial increments in the amount of 20% per year, on the last day of each of the 1995, 1996, 1997, 1998 and 1999 fiscal years of the Company. However, upon the occurrence of a Merger Event or a Change of Control (as defined in the New Option Plan), the options become

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



100% vested. The options expire, to the extent not exercised, on the tenth anniversary of the date of grant. However, upon termination of an optionee's employment with the Company, all unvested options lapse, and all vested options expire 180 days after the termination of employment, if such termination is due to the death, disability or retirement of the optionee, or 45 days after the termination of employment, if such termination is due to any other reason, other than a termination for cause. If a termination for cause occurs, all vested and unvested options expire immediately.

     Also in March 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Options to purchase 27,000 shares at $10.00 per share, vesting on July 30, 1995 and options to purchase 27,000 shares at $13.33 per share, vesting on July 28, 1996, were granted under the Director Plan. At the same time, the Company granted to Green Equity Investors, L.P. ("GEI") (in lieu of granting options under the Director Plan to the representatives of GEI serving as Directors) options to purchase 9,000 shares at $10.00 per share, vesting on July 30, 1995 and options to purchase 9,000 shares at $13.33 per share, vesting on July 28, 1996 (such grants to GEI, together with the Director Plan and the New Option Plan, the "1995 Option Plans"). All options granted to GEI and to the non-employee Directors expire on March 8, 2005 or earlier upon the occurrence of certain events.

   A summary of changes in the 1995 Option Plans for the fiscal year ended July 30, 1995 is presented below:

          Stock options outstanding at
            beginning of year                        --

          Granted                                 351,250
          Exercised                                  --
          Forfeited                                30,464

          Outstanding at end of year              320,786

          Exercisable at end of year               64,157

          Average option price per share          $ 11.70

          Reserved for future grant                34,633


(9)  Leases.

     The Company leases certain stores, other facilities and equipment under leases that are not cancelable. Such leases generally contain renewal options exercisable at the Company's option. In addition to minimum rental payments, certain leases provide for payments of taxes, maintenance and percentage rentals based upon sales in excess of stipulated amounts. The future minimum payments under leases that are not cancelable, as of July 30, 1995, are:

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


                                                    Operating      Capital
    Year Ending in                                    leases       leases
    --------------                                  ---------     --------
         1996                                       $ 23,179      $ 4,114
         1997                                         22,150        2,429
         1998                                         21,369          706
         1999                                         21,597          223
         2000                                         21,472          140
       Thereafter                                    229,418           --
                                                    --------      --------
    Total minimum lease payments                    $339,185      $ 7,612
                                                    ========
  Less portion representing interest                               (  870)
  Present value of net minimum lease payments at                  --------
      July 30, 1995                                               $ 6,742
                                                                  ========

      Total rent expense was $25,738, $26,883, and $25,921 for the fiscal years ended July 30, 1995, July 31, 1994 and August 1, 1993, respectively. Included in total rent expense are percentage rents totaling $295, $241 and $446 for 1995, 1994 and 1993, respectively.

(10) Income Taxes.

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes."

   The components of the provision for income taxes for the 30 weeks ended July 30, 1995 are as follows:

           Current
                Federal               $     0
                State                       0
                                      -------
                Total current               0
                                      -------
           Deferred
                Federal               $ 3,142
                State                     540
                                      -------
                Total deferred          3,682
                                      -------
                Total tax provision   $ 3,682
                                      =======

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


   Deferred tax assets are comprised of the following:

                                Reorganized
                                  Company        Predecessor Company
                                -----------     ---------------------
                                  July 30,      January 1,   July 31,
                                    1995          1995         1994
                                -----------     ---------    --------
  Deferred tax assets:
       Net operating loss          $18,600      $18,700      $35,000
       Charitable contribution
          carryforward               3,200        3,100        3,200
       Insurance and other reserves  9,000        8,800        8,100
       General business carryforward 1,400        1,400        1,600
       Other, net                    1,200        1,500        2,700
                                   -------      -------      -------
  Total gross deferred tax assets   33,400       33,500       50,600

  Less valuation allowance          32,200       33,500       50,600
                                   -------      -------      -------
       Net deferred tax assets     $ 1,200      $  --        $  --
                                   =======      =======      =======

   The valuation allowance as of July 30, 1995 has been determined to be $32,200, resulting in a change in the valuation allowance in the amount of $18,400 from July 31, 1994. Such change resulted in an increase in net deferred tax assets (and a corresponding decrease in "Reorganization Value in Excess of Amount Allocable to Identifiable Assets") of $1,200, with the balance of the change attributable to the elimination of certain tax assets and corresponding allowance amounts due to change in ownership requirements of Section 382 of the Internal Revenue Code (the "IRC").

   The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effects of the following items:

           Tax at U.S. federal income
             tax rate                        $2,320    34.0%

           State income taxes, net
           of federal tax benefit               248     3.6%

           Amortization of goodwill           1,114    16.3%
                                             ------    -----
                Provision for income taxes   $3,682    53.9%
                                             ======    =====

   The Company reported pretax losses for the 22 weeks ended January 1, 1995 and for its 1994 and 1993 fiscal years and, consequently, no income tax expense was reported. There was no income tax expense attributable to the extraordinary gain on debt discharge recognized during the 22-week period ended January 1, 1995 due to certain provisions of the IRC involving exchange of stock for debt.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



   As of July 30, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $50,000. Due to certain change of ownership requirements of Section 382 of the IRC, utilization of the Company's operating losses is expected to be limited to approximately $3,300 per year. If the full amount of that limitation in not used in any year, the amount not used increases the allowable limit in the subsequent year. Loss carryforwards will expire during the years 2004 through 2010.

  If the Company's net operating loss carryforwards and other fresh start deferred tax asset balances are realized, the tax benefits will reduce "Reorganization Value in Excess of Amount Allocable to Identifiable Assets." The existing valuation allowance, if realized, would reduce this reorganization value. The recognized deferred tax assets are attributable to temporary differences originating in the short period ending July 30, 1995.

   The Company also has general business credit carryforwards of approximately $1,400, which expire between the years 2004 and 2010. These credits are also subject to the Section 382 annual limitation. Due to the ordering rules of IRC Section 382 with respect to net operating losses and business credits, a valuation allowance has been recognized against the entire amount of the general business credit carryover.

(11)  Supplementary Statements of Operations Information.

     Supplementary Statements of Operations information is as follows:

                            Reorganized             Predecessor
                              Company                  Company
                            ----------  -----------------------------------
                             30 Weeks    22 Weeks     52 Weeks     52 Weeks
                               Ended       Ended        Ended        Ended
                              July 30,   January 1,    July 31,   August 1,
                               1995        1995         1994         1993
                            ----------  ----------   ----------  ----------
     Amortization of:
         Lease interests    $  1,152    $    639     $  6,037     $  2,576
         Deferred financing
            costs                809       1,152        2,950        2,850
         Goodwill              6,627       1,198        2,831        2,832
                            ---------   ---------    ---------    ---------
         Total amortization
             of intangible
             assets         $  8,588    $  2,989     $ 11,818     $  8,258
                            =========   =========    =========    =========
     Advertising costs      $  4,896    $  4,970     $ 14,099     $ 13,530
                            =========   =========    =========    =========

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



(12)  Employee Benefit Plans.

     Kash n' Karry Retirement Estates ("KKRE"), a trusteed defined contribution retirement plan, was authorized by the Company's Board of Directors in 1988. KKRE is a tax savings/profit sharing plan maintained primarily for the purpose of providing retirement income for eligible employees of the Company. KKRE is qualified under Section 401(a) and
Section 401(k) of the Internal Revenue Code of 1986. Generally, all employees who have attained the age of 21 years and complete one year of participation service (as defined under KKRE) are eligible to participate in KKRE. Participants may, subject to certain federal limitations, elect to defer an amount not to exceed 15% of their base compensation and have such amount contributed to KKRE. The Company may match all or a portion of the participant's deferred compensation, but the amount of the matching contribution may not exceed 3% of such participant's compensation. Additional non-matching contributions may be made to KKRE by the Company in such amount as determined by the Company's Board of Directors based on the Company's operating performance. Funds that participants elect to defer are invested, at the participant's option, into various investment accounts. The vested percentage of the amounts allocated to a participant's account will be payable to the participant upon such participant's death, disability, retirement, or other separation of service from the Company. The Company's contributions to KKRE were $505, $573 and $573 for the fiscal years ended July 30, 1995, July 31, 1994 and August 1, 1993, respectively.

     Kash n' Karry Executive Supplemental Retirement Plan ("KESP"), a non-qualified, unfunded salary deferral plan, was authorized by the Company's Board of Directors in November 1989. Certain Key Employees (as defined under KESP) of the Company as selected by its Board of Directors participate in KESP. Currently, seventeen Key Employees participate in KESP. Prior to the beginning of each plan year, a participant may elect to defer an amount not to exceed 15% of such participant's annual base compensation (as defined under KESP). The Company will match a certain portion of the amount deferred by the participant, but the amount of the match may not exceed 6% of such participant's annual base compensation.
The Company will record income to the participant's account at an annual rate (11% for the 1995, 1994 and 1993 plan years) as determined by the Company's Board of Directors, but the rate of such income shall not be less than 8% per annum.

     The vested percentage of the amounts recorded in the participant's account will be paid to the participant upon the earlier of: (i) such participant's death, disability, retirement, or other separation of service from the Company; (ii) the date the plan is terminated; or (iii) the date that a change in control occurs (as defined under KESP). Expense for this plan was $84, $135 and $149 for the fiscal years ended July 30, 1995, July 31, 1994 and August 1, 1993, respectively.

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)



     The Company has a retiree medical plan under which medical coverage is available to current retirees and those active employees who, on August 1, 1993, had attained age 65 with at least 15 years of service. In accordance with SOP 90-7, which the Company adopted on the Effective Date of the Restructuring, the provisions of Financial Accounting Standards Board Statement 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" were also adopted as of that date. The following table sets forth the projected actuarial present value of unfunded postretirement benefit obligations for the plan at July 30, 1995:

                  Accumulated postretirement
                     Benefit obligation:
                       Retirees                        $1,908
                       Fully eligible active
                         plan participants                 85
                                                       ------
                       Accrued postretirement
                         benefit obligation            $1,993
                                                       ======

   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%.


(13)  Commitments and Contingencies.

     The Company had letters of credit outstanding totaling $12,770 and $16,358 at July 30, 1995 and July 31, 1994, respectively, which amounts have been reflected as reductions of the available revolving loan facility as of those dates. These letters of credit primarily guarantee various insurance and financing activities.


(14)  Related Party Transactions.

   During the 1994 and 1993 fiscal years, as consideration for the provision of financial advisory services, the Company agreed to pay an annual fee of $554, plus related out-of-pocket expenses, to Leonard Green & Associates, L.P. ("LGA"), and an annual fee of $232, plus related out-of-pocket expenses, to Gibbons, Goodwin, van Amerongen, L.P. ("GGvA"). From September 1993 through December 1994, the Company did not pay the annual fees to LGA or GGvA, but reimbursed them for out-of-pocket expenses billed to the Company. Pursuant to the provisions of the Restructuring, on December 29, 1994 the Company entered into a Management Services Agreement with LGA, pursuant to which LGA agreed to provide management, consulting, financial planning and financial advisory services for a two year term, in consideration for an annual fee of $200. LGA is not required to spend a fixed number of hours of service to the Company pursuant to the Management Services Agreement. The amount of the annual fee payable to LGA was determined in the course of negotiations among LGA, the Company and an unofficial bondholders committee during the Restructuring. The Company

                         KASH N' KARRY FOOD STORES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             (Dollar Amounts In Thousands, Except Per Share Amounts)


believes that the fee is not in excess of the fee that would be charged by an unrelated third party in an arms-length transaction for similar services. Total amounts paid to LGA and GGvA were $117, $143, and $598 for the fiscal years ended July 30, 1995, July 31, 1994 and August 1, 1993, respectively.

   LGA is the sole general partner of Green Equity Investors, L.P., which owned approximately 60.9% of the Company's outstanding common stock immediately prior to the consummation of the Restructuring, and which owned approximately 27.7% of the Company's outstanding New Common Stock as of July 30, 1995. GGvA is the general partner of The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership, which collectively owned 33.8% of the Company's outstanding common stock immediately prior to the consummation of the Restructuring. One director of the Company is the controlling shareholder of a general partner of LGA, and another director of the Company is a general partner of LGA.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 17, 1995, KPMG Peat Marwick LLP ("KPMG"), the Company's independent accountants who were previously engaged as the principal accountants to audit the Company's financial statements, were dismissed. KPMG's report on the financial statements of the Company for the past two years contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG's report on the 1994 financial statements of the Company contained a separate paragraph stating that "Kash n' Karry Food Stores, Inc. has suffered recurring losses from operations and has a net capital deficiency. As discussed in note 1 to the financial statements, Kash n' Karry Food Stores, Inc. filed a pre-packaged petition under Chapter 11 of the United States Bankruptcy Code on November 9, 1994 and these matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." The Company's plan of reorganization was approved by the bankruptcy court on December 12, 1994 and became effective on December 29, 1994.

     The decision to change accountants was approved by the Board of Directors of the Company. During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report. Also, during the aforementioned period, there occurred no "reportable event" within the meaning of
Item 304(a)(1)(v) of Regulation S-K of the Commission.

     On February 17, 1995, the Company engaged Coopers & Lybrand,
L.L.P. as the principal accountants to audit the Company's financial statements for the fiscal year ended July 30, 1995. The Company did not consult with Coopers & Lybrand, L.L.P. regarding accounting advice prior to its engagement.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except for the following discussion of compliance with Section 16(a) of the Exchange Act, and the discussion of Executive Officers set forth in Part I hereof, the disclosures required by Item 10 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 30, 1995.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Company's common stock first became registered under
Section 12(g) of the Securities Exchange Act of 1934 in December 1994, and its confirmed Plan of Reorganization was consummated on December 29, 1994. Pursuant to the confirmed Plan of Reorganization, on December 29, 1994, the Board of Directors of the Company was reconstituted, the then outstanding common stock was cancelled, and new common stock was issued to the former holders of the Company's $105.0 million 14% Subordinated Debentures due 2001 and to Green Equity Investors, L.P. The then officers and directors of the Company, Green Equity Investors, L.P. and PaineWebber Incorporated each filed a Form 3 during the fiscal year ended July 30, 1995, but after the due date thereof. To the knowledge of the Company, The Prudential Insurance Company of America and IDS Extra Income Fund, Inc. each beneficially own 10% or more of the Company's common stock, but did not file a Form 3 during the fiscal year ended July 30, 1995.

     Except as set forth above, the Company is not aware of any failure by any person who, at any time during the fiscal year ended July 30, 1995, was a director or officer of the Company, or the beneficial owner of 10% or more of its common stock, to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The disclosures required by Item 11 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 30, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The disclosures required by Item 12 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 30, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The disclosures required by Item 13 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 30, 1995.


                             PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:
                                                                    Page No.
                                                                    --------
(1)  Financial Statements:

     Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . 24

     Balance Sheets as of July 30, 1995 and July 31, 1994 . . . . . . . 26

     Statements of Operations for the 30 weeks ended July 30,
          1995, the 22 weeks ended January 1, 1995, and the
          fiscal years ended July 31, 1994 and
          August 1, 1993. . . . . . . . . . . . . . . . . . . . . . . . 28

     Statement of Stockholders' Equity for the fiscal
          years ended July 30, 1995, July 31, 1994,
          and August 1, 1993. . . . . . . . . . . . . . . . . . . . . . 29

     Statements of Cash Flows for the 30 weeks ended July 30,
          1995, the 22 weeks ended January 1, 1995, and the
          fiscal years ended July 31, 1994 and
          August 1, 1993. . . . . . . . . . . . . . . . . . . . . . . . 30

     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . 32

(2)  Financial Statement Schedules:

     None

(3)  Exhibits:

    The following exhibits are filed as part of this report. Certain of such exhibits, which have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and which are designated in prior filings as noted below, are hereby incorporated by reference and made a part hereof:

Exhibit
  No.                         Description
-------   ------------------------------------------------------

2 First Amended Plan of Reorganization filed by the Company with the United States Bankruptcy Court of the District of Delaware on November 9, 1994, as amended by notices of technical modifications thereto filed on November 9, 1994, and December 12, 1994 (previously filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended October 30, 1994, which exhibit is hereby incorporated by reference).

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

3(ii)(d)  Third Amendment to Bylaws adopted April 13, 1995
          (previously filed as Exhibit 3(ii)(d) to the Company's
          Quarterly Report on Form 10-Q for the period ended April 30, 1995, which exhibit is hereby incorporated by reference).

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

4.3(a) Rights Agreement dated as of April 13, 1995 between the Company and Shawmut Bank Connecticut, N.A., as Rights Agent (previously filed as Exhibit 1 to the Company's Current Report on Form 8-K dated April 13, 1995, which exhibit is hereby incorporated by reference).

4.3(b) First Amendment to Rights Agreement dated as of June 13, 1995 (previously filed as Exhibit 4.3(b) to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1995, which exhibit is hereby incorporated by reference).

4.4 Specimen form of Common Stock certificate (previously filed as Exhibit 4.4 to the Company's Registration
          Statement on Form S-1, Registration No. 33-58999, which
          exhibit is hereby incorporated by reference).

10.1 Credit Agreement dated as of December 29, 1994, among the Company, certain lenders, The CIT Group/Business Credit, Inc., as administrative agent, and Bank of America National Trust and Savings Association, as co-agent (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

10.2 Mortgage, Fixture Filing, Security Agreement and Assignment of Rents between the Company, as mortgagor, and Sun Life Insurance Co. of America, as mortgagee, dated as of September 7, 1989 (previously filed as Exhibit 28.1(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

10.3 Mortgage between the Company, as mortgagor, and Ausa Life Insurance Company, as mortgagee, dated as of November 21, 1989 (previously filed as Exhibit 28.2(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

10.4 Trademark License Agreement dated as of October 12, 1988 between the Company and Lucky Stores, Inc. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

10.5(a) Services Agreement dated as of March 1, 1995 between the Company and GSI Outsourcing Corporation (previously filed as Exhibit 10.5(a) to the Company's Registration
          Statement on Form S-1, Registration No. 33-58999, which
          exhibit is hereby incorporated by reference).

10.5(b) First Amendment to Services Agreement between the Company and GSI Outsourcing Corporation (previously filed as
          Exhibit 10.5(b) to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.5(c)   Guaranty of Payment, Nondisturbance and Attornment
          Agreement dated as of June 1995 among the Company, GSI
          Outsourcing Corporation and IBM Credit Corporation (filed herewith).

10.5(d)   Addendum to Services Agreement between the Company and
          GSI Outsourcing Corporation dated as of July 1995 (filed herewith).

10.6 Form of Indemnity Agreement between the Company and its directors and certain of its officers (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-25621, which exhibit is hereby incorporated by reference).

10.7(a)   1995 Non-Employee Director Stock Option Plan adopted on
          March 9, 1995 (previously filed as Exhibit 10.7(a) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.7(b) Form of Non-Qualified Stock Option Agreement entered into between the Company and certain directors, as optionees, pursuant to the 1995 Non-Employee Director Stock Option
          Plan (previously filed as Exhibit 10.7(b) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.8 Non-Qualified Stock Option Agreement dated as of January 17, 1995, between the Company and Green Equity Investors, L.P. (previously filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-

          58999, which exhibit is hereby incorporated by reference).

10.9 Management Services Agreement dated as of December 29, 1994, by and between the Company and Leonard Green & Partners (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

10.10 Employment Agreement dated as of January 24, 1995, between the Company and Ronald Johnson (previously filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.11 Employment Agreement dated as of March 6, 1995, between the Company and Gary M. Shell (previously filed as
          Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.12 Employment Agreement dated as of March 16, 1995, between the Company and Clifford C. Smith, Jr. (previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.13 Employment Agreement dated as of July 8, 1995, between the Company and BJ Mehaffey (filed herewith).

10.14     Incentive Compensation Plan adopted on October 26, 1994
          (previously filed as Exhibit 10.13 to the Company's
          Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.15 Amended and Restated Kash n' Karry Retirement Estates and Trust (401(k) Plan) dated October 14, 1993, effective as of January 1, 1992 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended August 1, 1993, which exhibit is hereby incorporated by reference).

10.16(a) Form of Deferred Compensation Agreement dated as of December 21, 1989 between the Company and key employees and a select group of management (KESP) (previously filed as Exhibit 28.3(a) to the Company's Quarterly Report on Form 10-Q for the period ended January 28, 1990, which exhibit is hereby incorporated by reference).

10.16(b) Master First Amendment to Deferred Compensation Agreements, dated as of November 11, 1991 between the Company and the key employees party thereto (previously filed as Exhibit 28.3 to the Company's Quarterly Report on Form 10-Q for the period ended November 3, 1991, which exhibit is hereby incorporated by reference).

10.16(c) Master Second Amendment to Deferred Compensation Agreements, dated as of December 30, 1993 between the Company and the key employees party thereto (previously filed as Exhibit 10.13(d) to the Company's Quarterly Report on Form 10-Q for the period ended January 30, 1994, which exhibit is hereby incorporated by reference).

10.16(d) Master Third Amendment to Deferred Compensation Agreements, dated as of September 2, 1994, between the Company and the key employees party thereto (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

10.17(a)  1995 Key Employee Stock Option Plan (previously filed as
          Exhibit 10.16(a) to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.17(b) Non-Qualified Stock Option Agreement dated March 9, 1995 between the Company and Ronald E. Johnson (previously filed as Exhibit 10.16(b) to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.17(c) Form of Non-Qualified Stock Option Agreement entered into between the Company and certain key employees, as optionees, pursuant to the 1995 Key Employee Stock Option Plan (previously filed as Exhibit 10.16(b) to the Company's Registration Statement on Form S-1,
          Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.18 Employment and Consulting Agreement dated July 1, 1994 between the Company and Anthony R. Petrillo (filed herewith).

10.19 Form of Bonus Deferred Compensation Agreement dated as of July 28, 1995 between the Company and certain key employees (filed herewith).

11 Statement re computation of per share earnings (filed herewith).

16 Letter re change in certifying accountant (previously filed as Exhibit 16 to the Company's Current Report on Form 8-K dated February 17, 1995, which exhibit is hereby incorporated by reference).

21        Subsidiaries of the Company (filed herewith).

27        Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K:

          None

                           SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on October
27, 1995.

                         KASH N' KARRY FOOD STORES, INC.



                         By: /s/ Ronald E. Johnson
                            ------------------------------
                            Ronald E. Johnson
                            Chairman of the Board,
                            President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.




Signature/Capacity                                     Date
-----------------------------------             -----------------


/s/ Ronald E. Johnson
------------------------------                  October 20, 1995
RONALD E. JOHNSON
Chairman of the Board,
President and Chief
Executive Officer
(principal executive officer)


/s/ Raymond P. Springer
------------------------------                  October 20, 1995
RAYMOND P. SPRINGER
Senior Vice President,
Chief Financial Officer
(principal financial officer)


/s/ Richard D. Coleman
------------------------------                  October 20, 1995
RICHARD D. COLEMAN
Vice President, Controller
(principal accounting officer)

/s/ Everett L. Buckardt
------------------------------                  October 20, 1995
EVERETT L. BUCKARDT
Director


/s/ John G. Danhakl
------------------------------                  October 22, 1995
JOHN G. DANHAKL
Director


/s/ John J. Delucca
------------------------------                  October 20, 1995
JOHN J. DELUCCA
Director


/s/ Jennifer Holden Dunbar
------------------------------                  October 25, 1995
JENNIFER HOLDEN DUNBAR
Director


/s/ Ben Evans
------------------------------                  October 20, 1995
BEN EVANS
Director


/s/ Thomas W. Harberts
------------------------------                  October 25, 1995
THOMAS W. HARBERTS
Director

/s/ Robert Spiegel
------------------------------                  October 24, 1995
ROBERT SPIEGEL
Director


/s/ Peter Zurkow
------------------------------                  October 23, 1995
PETER ZURKOW
Director


     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act:

                         Not applicable