Form 10-Q
period 1995-10-29
KASH N KARRY FOOD STORES INC
filed 1995-12-13
CIK 842913

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended October 29, 1995               Commission File No. 34-025260





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

      As of December 11, 1995, there were 4,649,943 shares outstanding of the registrant's common stock, $0.01 par value.


                             Page 1 of 24 pages.

                              KASH N' KARRY FOOD STORES, INC.
                                      BALANCE SHEETS
                  (Dollar Amounts in Thousands, Except Per Share Amounts)


                                          ASSETS

                                                    October 29,     July 30,
                                                       1995          1995
                                                   ------------   -----------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                         $  2,686      $  4,803
   Accounts receivable                                 10,716         6,504
   Inventories                                        101,848        86,840
   Prepaid expenses and other current assets            4,052         4,310
                                                     ---------     ---------
      Total current assets                            119,302       102,457
Property and equipment, at cost, less
   accumulated depreciation                           133,123       139,967
Favorable lease interests, less accumulated
   amortization of $1,651 and $1,152                   28,303        28,802
Deferred financing costs, less accumulated
   amortization of $1,120 and $809                      4,171         3,684
Excess reorganization value, less accumulated
   amortization of $7,868 and $6,627                   93,451        94,692
Deferred tax asset                                      1,562         1,200
Other assets                                            2,596         2,770
                                                     ---------     ---------
      Total assets                                   $382,508      $373,572
                                                    =========     =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                 $  4,915      $  5,563
   Accounts payable                                    55,581        39,231
   Accrued payroll and benefits                         7,667         9,217
   Accrued interest                                     4,527        10,673
   Other accrued expenses                              26,639        24,609
                                                     ---------     ---------
      Total current liabilities                        99,329        89,293
Long-term debt, less current obligations              218,756       218,131
Other long-term liabilities                            16,616        16,510

Stockholders' equity:   Common Stock of $.01
      par value.  Authorized 5,500,000 shares;
      4,649,943 shares outstanding.                        46            46
   Capital in excess of par value                      46,449        46,449
   Retained earnings                                    1,312         3,143
                                                     ---------     ---------
       Total stockholders' equity                      47,807        49,638
                                                     ---------     ---------
       Total liabilities & stockholders' equity      $382,508      $373,572
                                                     =========     =========

                 See accompanying notes to condensed financial statements.

                         KASH N' KARRY FOOD STORES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                    (Unaudited)

                                   Reorganized          Predecessor
                                     Company              Company
                                   -----------       --------------
                                    Thirteen             Thirteen
                                   Weeks Ended          Weeks Ended
                                   October 29,          October 30,
                                       1995                1994
                                   -----------          -----------
Sales                               $250,368             $240,147
Cost of sales                        199,950              191,732
                                    ---------           -----------
   Gross profit                       50,418               48,415

Selling, general and
   administrative expenses            40,022               40,500
Depreciation and amortization          6,167                6,074
                                    ---------           -----------
   Operating income                    4,229                1,841

Interest expense                       6,422               10,560
                                    ---------           -----------
Loss before income taxes              (2,193)              (8,719)

Income tax benefit                       362                   --
                                    ---------           ----------

Net loss                            $ (1,831)            $ (8,719)
                                    =========           ==========

Net loss per common share (A)(B)    $  (0.38)
                                    =========



(A) Based on a weighted average number of shares of common stock of 4,796,128 outstanding.

(B) Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Company's financial restructuring.










                 See accompanying notes to condensed financial statements.

                              KASH N' KARRY FOOD STORES, INC.
                                 STATEMENTS OF CASH FLOWS
                                      (In Thousands)
                                        (Unaudited)

                                                     Reorganized    Predecessor
                                                       Company        Company
                                                     ------------    -----------
                                                       Thirteen       Thirteen
                                                     Weeks Ended    Weeks Ended
                                                      October 29,    October 30,
                                                         1995            1994
                                                      -----------    ----------
Net cash flow from operating activities:
   Net loss                                            $ (1,831)        (8,719)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization,
       excluding deferred financing costs                 6,167          6,074
      Amortization of deferred financing costs              316            687
      Income tax benefit                                   (362)            --
      Issuance of additional senior
        notes in lieu of cash interest                    9,192             --
      (Increase) decrease in assets:
         Accounts receivable                             (4,212)         1,645
         Inventories                                    (15,008)         1,923
         Prepaid expenses and other assets                  345            295
      Increase (decrease) in liabilities:
         Accounts payable                                16,350          2,821
         Accrued expenses and other liabilities          (5,666)         9,978
                                                        --------       --------
           Net cash provided by operating activities      5,291         14,704
                                                        ---------      --------
Cash used by investing activities:
   Additions to property and equipment                   (6,959)          (229)
                                                       ---------       --------
           Net cash used by investing activities         (6,959)          (229)
                                                       ---------       --------
Cash provided (used) by financing activities:
   Borrowings under revolving loan facility            $ 13,336        $   800
   Proceeds from sale/leaseback                           9,458             --
   Repayments on revolving loan facility                 (9,996)        (4,500)
   Repayments on term loan facility                     (10,820)        (1,463)
   Repayments of other long-term liabilities             (1,629)        (1,790)
   Other financing activities                              (798)        (1,752)
                                                      ----------      ---------
           Net cash used by financing activities           (449)        (8,705)
                                                      ----------      ---------
Net increase (decrease) in cash
   and cash equivalents                                  (2,117)         5,770
Cash and cash equivalents at beginning
   of period                                              4,803          6,852
                                                      ----------      ---------
Cash and cash equivalents at end of period                2,686       $ 12,622
                                                      ==========     ==========

               See accompanying notes to condensed financial statements.

                        KASH N' KARRY FOOD STORES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (In Thousands)
                                  (Unaudited)

      1. The condensed financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1995 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

      The condensed financial statements as of and for the periods subsequent to January 1, 1995 were prepared according to the principles of fresh start reporting contained in American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, the Company's condensed financial statements as of July 30, 1995 and as of and for the period ended October 29, 1995 are not comparable to the Company's condensed financial statements of prior periods. Therefore, where applicable, the condensed financial statements for the "Reorganized Company" have been separately identified from those of the "Predecessor Company." Results for the period ended October 29, 1995 are not necessarily indicative of the results to be attained for the full year.

      2. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out (FIFO) method.

      3.  Long-term debt consists of the following:

                                                 October 29,    July 30,
                                                    1995          1995
     Term loan and revolving                    -----------   ----------
         credit facilities                        $ 25,663     $ 33,143
     Senior Floating Rate Notes                     23,941       22,953
     Senior Fixed Rate Notes                       129,366      121,162
     Mortgages payable                              32,877       33,108
     Capital lease obligations and other            11,824       13,328
                                                 ----------    ---------
     Long-term debt including
         current portion                           223,671      223,694
     Less current portion                           (4,915)      (5,563)
                                                 ----------    ---------
     Long-term debt                               $218,756     $218,131
                                                 ==========    =========

                        KASH N' KARRY FOOD STORES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This analysis should be read in conjunction with the condensed financial statements.


                             Results of Operations

      The following table compares certain income and expense line items as a percentage of sales:

                                           Reorganized       Predecessor
                                             Company           Company
                                           -----------       -----------
                                            Thirteen          Thirteen
                                           Weeks Ended       Weeks Ended
                                           October 29,       October 30,
                                              1995               1994
                                           -----------       -----------

Sales                                        100.00%           100.00%
Gross profit                                  20.14%            20.16%
Selling, general and
  administrative expenses                     15.99%            16.86%
Depreciation and amortization                  2.46%             2.53%
Operating income                               1.69%             0.77%
Interest expense                               2.56%             4.40%
Pretax loss                                   (0.87)%           (3.63)%
Income tax benefit                             0.14%              --
Net loss                                      (0.73)%           (3.63)%


      Sales. Sales for the thirteen weeks ended October 29, 1995 were $250.4 million, or $10.2 million more than for the thirteen weeks ended October 30, 1994. Same store sales increased 4.3% as a result of aggressive promotional activities and the initiation of a new marketing campaign focused on perishables.

      Gross Profit. Gross profit, as a percentage of sales, was flat compared to the prior year, as a result of lower overall acquisition and distribution costs offset by an increased investment in promotional activities.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased due to lower store labor costs and a reduction in corporate overhead expenses.

                        KASH N' KARRY FOOD STORES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Depreciation and Amortization. A decrease in depreciation attributable to the sale of three store properties was offset by higher amortization costs associated with Excess Reorganization
Value.

      Interest Expense. The decrease in interest expense was primarily the result of converting $105 million of 14% Subordinated Debentures into equity in connection with the financial restructuring completed in December 1994.

                              Financial Condition

      The Company's sales tend to be higher in the six months between November and April than for the period from May through October. However, during the first two quarters of the fiscal year, inventory levels must be increased to prepare for the seasonal demand. Consequently, the Company's investment in inventory increased by $15.0 million since July 30, 1995. The Company's credit agreement provides for a revolving credit facility of $50.0 million for working capital requirements and letters of credit. As of October 29, 1995 the Company had borrowed $20.7 million under the working capital line and had $12.7 million of letters of credit issued against the revolving credit facility.

      As a result of the financial restructuring that was completed in December 1994, the Company's balance sheet has been significantly deleveraged as indicated below:

                                      Reorganized       Predecessor
                                        Company        Company
                                      ------------      -----------
                                      October 29,       October 30,
                                         1995            1994
                                      -----------       -----------
                                      (Dollar Amounts in Thousands)

Current portion of long-term debt      $  4,915         $ 40,852
Total long-term debt                    223,671          353,179
Operating cash flow (EBITDA) (1)         10,396            7,915
Total interest expense                    6,422           10,560
Cash interest expense                     4,035            9,873
Capital expenditures                      6,959              229
Long-term debt/LTM operating
   cash flow (2)                           3.93(3)          8.22
LTM operating cash flow/total
   interest expense (2)                    2.16(3)          0.96
LTM operating cash flow/cash
   interest expense (2)                    6.66(3)          1.03

                        KASH N' KARRY FOOD STORES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



(1) Represents quarterly earnings before interest expense (which includes amortization of deferred financing costs), provision for income taxes, and depreciation and amortization.
      Operating cash flow (EBITDA) is presented here as a measure of the Company's debt service ability and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Statements of Cash Flows in the Company's financial statements).

(2) "LTM operating cash flow" is operating cash flow for the trailing twelve-month period.

(3) Interest expense for the trailing twelve-month period is not meaningful due to the payment moratorium on the old senior notes and subordinated debentures. Therefore, total interest expense and cash interest expense used in these computations represent annualized proforma amounts based on reported interest expense subsequent to the completion of the financial restructuring.


      For the 1996 fiscal year, the Company expects to spend approximately $28.0 million on capital expenditures. One new store was opened in November, and one additional new store is expected to be completed during the current fiscal year. In addition, approximately forty stores are expected to be remodeled during the year.

      In August, the Company completed a sale-leaseback of three of its fee-owned store properties and applied the net proceeds of $9.1 million to the outstanding balance of the term loan. The Company is still actively pursuing an additional refinancing transaction on eight mortgaged store properties, the sale-leaseback of an additional store facility that is operating as a ground lease, the sale-leaseback of the Company's office and warehouse facility, the sale of two unimproved real estate sites, and the sale of its beneficial interest in three real estate trusts, the total of which could provide up to an additional $10.0 million of net cash proceeds. In addition, in August the Company exercised its option of paying interest in kind on its Senior Floating Rate Notes and its Senior Fixed Rate Notes, and has the option of paying in kind the next subsequent semi-annual interest payment on the Senior Fixed Rate Notes. As a result of the Company's improved operating performance and financial condition, it has received a commitment

                        KASH N' KARRY FOOD STORES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


from The CIT Group/Business Credit, Inc. to amend the existing
Credit Agreeement by increasing the credit facility by $5.0 million, providing more favorable terms, and extending the term of the agreement through December 1998.

      In November, the Company signed a five year agreement with Gooding's Supermarkets, Inc. to supply groceries to the 17-store chain, and estimates that the contract could be worth $75.0 million a year in revenue.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      The Company is engaged in various legal actions and claims arising in the ordinary course of business. Management believes, after discussions with legal counsel, that the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its annual meeting of stockholders on December 6, 1995. At the meeting, the stockholders elected each of the nine incumbent directors to an additional term of one year and ratified the appointment of Coopers & Lybrand, L.L.P. for the fiscal year ended July 30, 1995 and the fiscal year ending July 28, 1996. In the election of directors, 4,320,277 votes were cast for each nominee, 100 votes were withheld from each nominee and 325,803 shares held by brokers were not voted. A total of 4,317,577 votes were cast in favor of the ratification of Coopers & Lybrand, L.L.P., and 400 votes were cast against the ratification; 2,400 shares abstained from the vote, and 325,803 shares held by brokers were not voted in connection with the auditor's ratification proposal.

      In addition, at the annual meeting the stockholders approved management proposals to ratify the 1995 Non-Employee Director Stock Option Plan (the "Director Plan") and the 1995 Key Employee Stock Option Plan (the "Key Employee Plan"), which were adopted by the Company on March 9, 1995.

      Pursuant to the Director Plan, the Company may grant options to purchase up to 54,000 shares of Common Stock to non-employee Directors whose initial election to the Board became effective upon or after consummation of the Company's financial restructuring on December 29, 1994. The Director Plan provides for a one-time grant to each eligible Director serving in such capacity on March 9, 1995 of options to purchase 4,500 shares of Common Stock for $10.00 per share, vesting on July 30, 1995, and options to purchase an additional 4,500 shares of Common Stock for $13.33 per share, vesting on July 28, 1996. A total of 3,115,991 votes were cast in favor of the proposal to ratify the Director Plan, with 917,892 votes against the proposal; 2,600 shares abstained from the vote, and 609,697 shares held by brokers were not voted in connection with the Director Plan proposal.

      Pursuant to the Key Employee Plan, the Company may grant options to purchase up to 355,419 shares of Common Stock to key employees of the Company designated by the Stock Option Committee from time to time. The Stock Option Committee has the discretion to determine the number of options to be granted to an eligible participant, the exercise price per share, whether the options will be non-qualified stock options or incentive stock options, and the vesting schedule applicable to a given option grant.

      During the fiscal year ended July 30, 1995, the Stock Option Committee granted to a total of ten key employees of the Company (including seven executive officers) non-qualified options to purchase the aggregate amount of 279,249 shares of Common Stock under the Key Employee Plan (the "Initial Options"), for an average exercise price of $14.41 per share, of which options to purchase 30,463 shares of Common Stock lapsed prior to vesting. The Initial Options vest in serial increments in the amount of 20% per year, on the last day of each of the 1995, 1996, 1997, 1998 and 1999 fiscal years of the Company. However, upon the occurrence of a Merger Event or a Change of Control (as defined in the Key Employee Plan), the Initial Options become 100% vested.

      A total of 3,199,899 votes were cast in favor of the proposal to ratify the Key Employee Plan, with 833,909 votes against the proposal; 2,675 shares abstained from the vote, and 609,697 shares held by brokers were not voted in connection with the Key Employee proposal.


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

Exhibit
  No.                               Description
-------     ------------------------------------------------------

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

Exhibit
  No.                               Description
-------     ------------------------------------------------------

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

Exhibit
  No.                               Description
-------     ------------------------------------------------------

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

10.5(c)     Guaranty of Payment, Nondisturbance and Attornment
            Agreement dated as of June 1995 among the Company, GSI Outsourcing Corporation and IBM Credit Corporation
            (previously filed as Exhibit 10.5(c) to the Company's
            Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

10.5(d) Addendum to Services Agreement between the Company and GSI Outsourcing Corporation dated as of July 1995
            (previously filed as Exhibit 10.5(d) to the Company's
            Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

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

Exhibit
  No.                               Description
-------     ------------------------------------------------------

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

10.13 Employment Agreement dated as of July 8, 1995, between the Company and BJ Mehaffey (previously filed as Exhibit
            10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

10.14 Incentive Compensation Plan adopted on October 26, 1994 (previously filed as Exhibit 10.13 to the Company's
            Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

Exhibit
  No.                               Description
-------     ------------------------------------------------------

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

Exhibit
  No.                               Description
-------     ------------------------------------------------------

10.17(c) Form of Non-Qualified Stock Option Agreement entered into between the Company and certain key employees, as optionees, pursuant to the 1995 Key Employee Stock Option Plan (previously filed as Exhibit 10.16(b) to the Company's Registration Statement on Form S-1,
            Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.18 Employment and Consulting Agreement dated July 1, 1994 between the Company and Anthony R. Petrillo (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

10.19 Form of Bonus Deferred Compensation Agreement dated as of July 28, 1995 between the Company and certain key employees (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

10.20 Supply Agreement dated as of November 29, 1995 between the Company and Gooding's Supermarkets, Inc. (filed herewith).

11 Statement re computation of per share earnings (filed herewith).

21 Subsidiaries of the Company (previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

27          Financial Data Schedule (filed herewith).


(b)  Reports on Form 8-K:

            None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KASH N' KARRY FOOD STORES, INC.



Date:   December 13, 1995          By:  /s/ Raymond P. Springer
                                        -----------------------------
                                        Raymond P. Springer
                                        Senior Vice President,
                                          Administration



Date:   December 13, 1995          By:  /s/ Richard D. Coleman
                                        -----------------------------
                                        Richard D. Coleman
                                        Vice President, Controller