Form 10-Q
period 1996-01-28
KASH N KARRY FOOD STORES INC
filed 1996-03-13
CIK 842913

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarter ended January 28, 1996


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

     As   of   March  12,  1996,  there  were  4,649,943   shares
outstanding of the registrant's common stock, $0.01 par value.

                      KASH N' KARRY FOOD STORES, INC.
                              BALANCE SHEETS
          (Dollar Amounts in Thousands, Except Per Share Amounts)

                                  ASSETS
                                              January 28,    July 30,
                                                   1996         1995
                                                ---------     --------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                      $  8,748     $  4,803
  Accounts receivable                              11,903        6,504
  Inventories                                      99,964       86,840
  Prepaid expenses and other current assets         4,879        4,310
                                                 ---------    ---------
     Total current assets                         125,494      102,457
Property and equipment, at cost, less
  accumulated depreciation                        128,786      139,967
Favorable lease interests, less accumulated
  amortization of $2,151 and $1,152                27,803       28,802
Deferred financing costs, less accumulated
  amortization of $1,436 and $809                   4,282        3,684
Excess reorganization value, less accumulated
  amortization of $9,907 and $6,627                91,412       94,692
Deferred tax asset                                  1,200        1,200
Other assets                                        2,586        2,770
                                                 ---------    ---------
     Total assets                                $381,563     $373,572
                                                 =========    =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $  4,808     $  5,563
  Accounts payable                                 51,416       39,231
  Accrued expenses                                 41,080       44,499
                                                 ---------    ---------
     Total current liabilities                     97,304       89,293
Long-term debt, less current obligations          219,599      218,131
Other long-term liabilities                        15,677       16,510
Stockholders' equity:
  Common Stock of $.01 par value.
     Authorized 5,500,000 shares; 4,649,943
     shares outstanding.                               46           46
  Capital in excess of par value                   46,449       46,449
  Retained earnings                                 2,488        3,143
                                                 ---------    ---------
     Total stockholders' equity                    48,983       49,638
                                                 ---------    ---------
     Total liabilities & stockholders' equity    $381,563     $373,572
                                                 =========    =========

              See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                              (In Thousands)
                                (Unaudited)

                                            Reorganized       Predecessor
                                              Company           Company
                                      -----------------------   --------
                                       Thirteen       Four        Nine
                                     Weeks Ended  Weeks Ended Weeks Ended
                                     January 28,  January 29,  January 1,
                                         1996         1995        1995
                                       --------     --------    --------
Sales                                  $281,354     $ 86,354    $186,535
Cost of sales                           226,349       68,940     149,070
                                       --------     --------    --------
Gross profit                             55,005       17,414      37,465
Selling, general and
   administrative expenses               39,647       12,226      28,319
Depreciation and amortization             6,161        1,979       4,161
                                       --------     --------    --------
Operating income                          9,197        3,209       4,985
Interest expense                          6,567        2,402       3,159
                                       --------     --------    --------
Income before reorganization items,
   income taxes, extraordinary item
   and change in accounting principle     2,630          807       1,826
Reorganization items                       --           --        (4,869)
                                       --------     --------    --------
Income before income taxes,
    extraordinary item and change
    in accounting principle               2,630          807      (3,043)
Provision for income taxes               (1,454)        --          --
Income before extraordinary item and    --------     --------    --------
    change in accounting principle        1,176          807      (3,043)
Extraordinary item - gain on
    debt discharge                         --           --        70,166
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits        --           --        (2,000)
                                       --------     --------    --------
Net income                               $1,176     $    807     $65,123
                                       ========     ========    ========
Net income per common share <F1><F2>     $0.25        $0.17
                                       ========     ========

<F1>
Based on a weighted average number of shares of common stock of 4,649,943 outstanding.
<F2>
Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.

              See accompanying notes to financial statements.
                      KASH N' KARRY FOOD STORES, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                              (In Thousands)
                                (Unaudited)

                                            Reorganized       Predecessor
                                              Company           Company
                                      -----------------------   --------
                                      Twenty-Six      Four     Twenty-Two
                                     Weeks Ended  Weeks Ended Weeks Ended
                                     January 28,  January 29,  January 1,
                                         1996         1995        1995
                                       --------     --------    --------
Sales                                  $531,722     $ 86,354    $426,681
Cost of sales                           426,299       68,940     340,802
                                       --------     --------    --------
Gross profit                            105,423       17,414      85,879
Selling, general and
   administrative expenses               79,669       12,226      68,819
Depreciation and amortization            12,328        1,979      10,234
                                       --------     --------    --------
Operating income                         13,426        3,209       6,826
Interest expense                         12,989        2,402      13,719
                                       --------     --------    --------
Income (loss) before reorganization
   items, income taxes, extraordinary
   item and change in accounting
   principle                                437          807      (6,893)
Reorganization items                       --           --        (4,869)
Income (loss) before income taxes,     --------     --------    --------
    extraordinary item and change
    in accounting principle                 437          807     (11,762)
Provision for income taxes               (1,092)        --          --
Income (loss) before extraordinary     --------     --------    --------
    item and change in accounting
    principle                              (655)         807     (11,762)
Extraordinary item - gain on
    debt discharge                         --           --        70,166
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits        --           --        (2,000)
                                       --------     --------    --------
Net income (loss)                      $   (655)    $    807    $ 56,404
                                       ========     ========    ========
Net income (loss) per common
    share<F1><F2>                       $(0.14)      $ 0.17
                                       ========     ========

<F1>
Based on a weighted average number of shares of common stock of 4,649,943 outstanding.
<F2>
Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.

        See accompanying notes to financial statements. -4-

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                            Reorganized       Predecessor
                                              Company           Company
                                      -----------------------   --------
                                      Twenty-Six      Four     Twenty-Two
                                     Weeks Ended  Weeks Ended Weeks Ended
                                     January 28,  January 29,  January 1,
                                         1996         1995        1995
                                       --------     --------    --------

Net cash flow from operating activities:
  Net income (loss)                      $  (655)    $    807    $ 56,404
  Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
     Depreciation and amortization,
      excluding deferred financing costs  12,328        1,979      10,234
     Amortization of deferred
       financing costs                       632          182       1,152
     Provision for income taxes            1,092         --          --
     Issuance of additional senior
       notes in lieu of cash interest      9,192         --          --
     Reorganization items                   --           --         4,869
     Change in accounting principle         --           --         2,000
     Gain on discharge of debt              --           --       (70,166)
     (Increase) decrease in assets:
        Accounts receivable               (5,399)        (939)      2,322
        Inventories                      (13,124)       8,358      (5,917)
       Prepaid expenses and other assets    (558)        (149)       (194)
     Increase (decrease) in liabilities:
        Accounts payable                  12,185        3,175       1,800
        Accrued expenses and other
           liabilities                    (4,808)      (1,072)      9,083
                                         --------     --------    --------
           Net cash provided by
              operating activities        10,885       12,341      11,587
                                         --------     --------    --------
Cash used by investing activities:
  Additions to property and equipment    (17,606)        (162)       (665)
                                         --------     --------    --------
           Net cash used by investing
              activities                 (17,606)        (162)       (665)
                                         --------     --------    --------





              See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF CASH FLOWS
                                (Continued)
                              (In Thousands)
                                (Unaudited)

                                            Reorganized       Predecessor
                                              Company           Company
                                      -----------------------   --------
                                      Twenty-Six      Four     Twenty-Two
                                     Weeks Ended  Weeks Ended Weeks Ended
                                     January 28,  January 29,  January 1,
                                         1996         1995        1995
                                       --------     --------    --------
Cash provided (used) by financing
activities:
  Borrowings under credit loan
    facility                            $26,562     $  4,200     $50,800
  Sale of common stock                     --           --        10,000
  Proceeds from sale/leaseback           22,698         --          --
  Repayments of credit loan
     facility                           (19,027)      (6,700)    (60,928)
  Repayments of other long-term
    liabilities                         (18,342)        (151)     (7,363)
  Other financing activities             (1,225)        --        (9,294)
                                        --------     --------    --------

           Net cash provided (used) by
              financing activities       10,666       (2,651)    (16,785)
                                        --------     --------    --------

Net increase (decrease) in cash
  and cash equivalents                    3,945        9,528      (5,863)
Cash and cash equivalents at beginning
  of period                               4,803          989       6,852
                                        --------     --------    --------

Cash and cash equivalents at end
    of period                           $ 8,748      $10,517     $   989
                                        ========     ========    ========














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

     The condensed financial statements as of and for the periods subsequent to January 1, 1995 were prepared according to the
principles    of    fresh   start   reporting   contained    in    American
Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, the Company's condensed financial statements as of July 30, 1995 and as of and for the period ended January 28, 1996 are not comparable to the Company's condensed financial statements of prior periods. Therefore, where applicable, the condensed financial statements for the "Reorganized Company" have been separately identified from those of the "Predecessor Company." Results for the period ended January 28, 1996 are not necessarily indicative of the results to be attained for the full year.

     2. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out
(FIFO) method.

     3. Long-term debt consists of the following:

                                      January 28,   July 30,
                                          1996        1995
                                       --------     --------
Term loan and revolving
    credit facilities                   $ 40,678     $ 33,143
Senior Floating Rate Notes                23,941       22,953
Senior Fixed Rate Notes                  129,366      121,162
Mortgages payable                         18,073       33,108
Capital lease obligations and other       12,349       13,328
Long-term debt including                --------     --------
    current portion                      224,407      223,694
Less current portion                      (4,808)      (5,563)
                                        --------     --------
Long-term debt                          $219,599     $218,131
                                        ========     ========

                        KASH N' KARRY FOOD STORES, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (In Thousands)
                                (Unaudited)


     4.  SFAS  No.  121, "Accounting for the Impairment  of  Long
Lived Assets and for Long Lived Assets to be Disposed Of," is effective for years beginning after December 15, 1995. This statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement is not expected to have a material impact on the financial statements of the Company.

     5. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. If APB No. 25's method is continued, pro forma disclosures are required as if SFAS No. 123 accounting provisions were followed. Management has determined not to adopt SFAS No. 123's accounting recognition provisions. In the opinion of management, SFAS No. 123 is not expected to have a material impact on the Company's financial statements.

                  KASH N' KARRY FOOD STORES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This analysis should be read in conjunction with the condensed financial statements.

                      Results of Operations

     The following table compares certain income and expense line items as a percentage of sales:

                               Reorganized         Predecessor
                                 Company             Company
                          ------------------- -------------------
                            13 Weeks  26 Weeks  13 Weeks  26 Weeks
                             Ended     Ended     Ended     Ended
                            January   January   January   January
                              28,       28,       29,       29,
                             1996      1996      1995      1995
                          --------- --------- --------- ---------
Sales                      100.00%   100.00%   100.00%   100.00%
Gross    profit             19.55%    19.83%    20.11%    20.13%
Selling, general and
    administrative
    expenses                14.09%    14.98%    14.86%    15.80%
Depreciation and
    amortization             2.19%     2.32%     2.25%     2.38%
Operating   income           3.27%     2.53%     3.00%     1.95%
Interest   expense           2.33%     2.44%     2.04%     3.14%
Income (loss) before income
    taxes and "fresh start"
    adjustments              0.94%     0.09%     0.96%    (1.19)%
"Fresh start" accounting
    adjustments, net          --        --      23.20%    12.34%
Provision for income taxes  (0.52)%   (0.21)%     --        --
Net income (loss)            0.42%    (0.12)%   24.16%    11.15%

     Sales. Sales for the thirteen weeks ended January 28, 1996 were $281.4 million, or $8.5 million more than for the thirteen weeks ended January 29, 1995. Sales for the twenty-six week period ended January 28, 1996 were $531.7 million, or $18.7 million more than for the twenty-six week period ended January 29, 1995. Same store sales increased 2.2% for the thirteen week period and 3.2%
for  the  twenty-six  week  period  as a  result  of   aggressive
promotional activities and the continuation of a new marketing campaign focused on perishables.

     Gross Profit. Gross profit, as a percentage of sales, was 19.6% for the thirteen weeks ended January 28, 1996, and 19.8% for the twenty-six weeks ended January 28, 1996. This represents a decrease from 20.1% for the thirteen week period ended January 29,

                  KASH N' KARRY FOOD STORES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


1995, and a decrease from 20.1% for the twenty-six week period ended January 29, 1995, and is primarily attributable to an increased investment in promotional activities.

     Selling,   General  and  Administrative  Expenses.  Selling,
general and administrative expenses decreased due to reductions in group insurance, workers' compensation/general liability expenses, utilities and maintenance expenses.

     Depreciation and Amortization. A decrease in depreciation attributable to the sale of three store properties was offset by higher amortization costs associated with Excess Reorganization
Value.

     Interest Expense. Interest expense for the thirteen week period ended January 28, 1996 was $6.6 million, which was an increase of $1.0 million over the thirteen weeks ended January 29, 1995, and was primarily due to the interest moratorium on the Subordinated Debentures and the old Fixed Rate and old Floating Rate Notes in the prior year. The decrease in interest expense for the twenty-six week period ended January 28, 1996 from the corresponding period last year was primarily the result of converting $105 million of 14% Subordinated Debentures into equity in connection with the financial restructuring completed in December 1994.

                       Financial Condition

     The Company's sales tend to be higher in the six months between November and April than for the period from May through October; therefore, during the first two quarters of the fiscal year, inventory levels must be increased to prepare for the seasonal demand. Consequently, the Company's investment in inventory increased by $13.1 million from July 31, 1995 through January 28, 1996. However, inventory levels have decreased in excess of $10.0 million since the end of the second quarter.

     The Company's existing credit agreement provides for a term loan facility of $9.9 million and a revolving credit facility of $50.0 million for working capital requirements and letters of credit. As of March 8, 1996 the Company had borrowed $9.9 million under the term loan and $22.8 million under the working capital line and had $10.6 million of letters of credit issued against the revolving credit facility.

                  KASH N' KARRY FOOD STORES, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Certain comparative financial information for the Company is provided below:

                                         Reorganized Predecessor
                                            Company    Company
                                           ---------  ---------
                                          January 28, January 29,
                                              1996       1995
                                           ---------  ---------
                                       (Dollar Amounts in Thousands)
Current portion of long-term debt          $  4,808   $  12,764
Total long-term debt                        224,407     240,286
Operating cash flow (adjusted EBITDA) <F1>   25,754      22,248
Total interest expense                       12,989      16,121
Cash interest expense                         4,951      13,782
Capital expenditures                         17,606         827
Long-term debt/LTM operating
   cash flow <F2>                             3.87         5.21
LTM operating cash flow/ total
   interest expense <F2>                      2.20         <F3>
LTM operating cash flow/ cash
   interest expense <F2>                      5.92         <F3>

<F1>
Represents twenty-six weeks of earnings before interest expense (which includes amortization of deferred financing
costs),   provision  for  income  taxes,  depreciation   and
amortization, reorganization items, extraordinary items, and
cumulative   effect  of  change  in  accounting   principle.
Operating cash flow (adjusted EBITDA) is presented here as a measure of the Company's debt service ability and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Statements of Cash Flows in the Company's financial statements).
<F2>
"LTM operating cash flow" is operating cash flow for the trailing twelve-month period.
<F3>
Interest expense for this trailing twelve-month period is not meaningful due to the payment moratorium on the old Senior Notes and Subordinated Debentures.

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

     In August, the Company completed a sale-leaseback of three of its fee-owned store properties and applied the net proceeds of $9.1 million to the outstanding balance of the term loan. In December, the Company amended its existing credit agreement with The CIT Group/Business Credit, Inc., to effectively increase the credit facility by $5.0 million, to provide more favorable terms and to extend the term of the agreement through December 1998. As amended, the credit facility consists of a $9.9 million term loan due in December 1998 and a $50.0 million revolving credit facility for working capital and letters of credit. In January, the Company completed a sale-leaseback of four fee-owned store properties, sold its beneficial interest in three real estate trusts to a third party and applied the aggregate net proceeds of $12.7 million to repay a mortgage encumbering eight store properties. The Company is still actively pursuing refinancing transactions on its five remaining fee-owned store properties, the sale-leaseback of a store facility that is operating as a ground lease, and the sale of two unimproved real estate sites, the total of which could provide up to an additional $12.0 million of net cash proceeds. In addition, the Company exercised its option of paying interest in kind on its Senior Floating Rate Notes in August and on its Senior Fixed Rate Notes in August and February.

     In November, the Company signed a five year agreement with Gooding's Supermarkets, Inc. to supply groceries to the 17-store chain, and estimates that shipments to Gooding's could approximate $75.0 million a year.

     Based upon the Company's ability to generate working capital through its operations and its existing credit facility, the Company believes that it has the financial resources necessary to pay its capital obligations and implement its business plan.

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

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is engaged in various legal actions and claims arising in the ordinary course of business, including products liability actions and suits charging violations of certain civil rights laws and Florida's RICO Act. Management believes, after discussions with legal counsel, that the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

3(ii)(b)  First  Amendment  to  Bylaws  adopted  July  30,   1991
          (previously filed as Exhibit 3(ii)(b) to the  Company's

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

4.4 Specimen form of Common Stock certificate (previously filed as Exhibit 4.4 to the Company's Registration

Exhibit
  No.                        Description
------- ---------------------------------------------------------

          Statement on Form S-1, Registration No. 33-58999, which
          exhibit is hereby incorporated by reference).

10.1(a) Credit Agreement dated as of December 29, 1994, among the Company, certain lenders, The CIT Group/Business Credit, Inc., as administrative agent, and Bank of
          America National Trust and Savings Association, as co-agent (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended January 29, 1995, which exhibit is hereby incorporated by reference).

10.1(b)   Amended  and  Restated  Credit Agreement  dated  as  of
          December  19, 1995, among the Company, certain lenders,
          and   The   CIT   Group/Business   Credit,   Inc.,   as
          administrative agent (filed herewith).

10.2 Mortgage, Fixture Filing, Security Agreement and Assignment of Rents between the Company, as mortgagor, and Sun Life Insurance Co. of America, as mortgagee, dated as of September 7, 1989 (previously filed as Exhibit 28.1(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

10.3 Mortgage between the Company, as mortgagor, and Ausa Life Insurance Company, as mortgagee, dated as of November 21, 1989 (mortgage satisfied in January
          1996)(previously filed as Exhibit 28.2(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

10.4      Trademark  License Agreement dated as  of  October  12,
          1988   between  the  Company  and  Lucky  Stores,  Inc.
          (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-
          25621,   which   exhibit  is  hereby  incorporated   by
          reference).

10.5(a) Services Agreement dated as of March 1, 1995 between the Company and GSI Outsourcing Corporation (previously filed as Exhibit 10.5(a) to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

10.16(a)  Form  of  Deferred Compensation Agreement dated  as  of
          December 21, 1989 between the Company and key employees

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

10.20 Supply Agreement dated as of November 29, 1995 between the Company and Gooding's Supermarkets, Inc. (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1995, which exhibit is hereby incorporated by reference).

10.21     Separation,  Waiver and Release Agreement dated  as  of
          January  31,  1996 between the Company and  Raymond  P.
          Springer (filed herewith).

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


                              KASH N' KARRY FOOD STORES, INC.



Date:   March 13, 1996       By: /s/ Richard D. Coleman
                                --------------------------------
                                Richard D. Coleman
                                Senior Vice President,
                                Administration



Date:   March 13, 1996       By: /s/ Marvin H. Snow, Jr.
                                --------------------------------
                                Marvin H. Snow, Jr.
                                Vice President, Controller