Form 10-Q
period 1996-04-28
KASH N KARRY FOOD STORES INC
filed 1996-06-07
CIK 842913

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

                For quarter ended April 28, 1996


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


     As of June 6, 1996, there were 4,674,314 shares outstanding of the registrant's common stock, $0.01 par value.

                      KASH N' KARRY FOOD STORES, INC.
                              BALANCE SHEETS
          (Dollar Amounts in Thousands, Except Per Share Amounts)


                                  ASSETS
                                                April 28,     July 30,
                                                   1996         1995
                                                ---------     --------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                     $ 3,181       $  4,803
  Accounts receivable                              12,579        6,504
  Inventories                                      88,460       86,840
  Prepaid expenses and other current assets         4,891        4,310
                                                 --------     --------
     Total current assets                         109,111      102,457
Property and equipment, at cost, less
  accumulated depreciation                        132,965      139,967
Favorable lease interests, less accumulated
  amortization of $2,650 and $1,152                27,304       28,802
Deferred financing costs, less accumulated
  amortization of $1,782 and $809                   4,169        3,684
Excess reorganization value, less accumulated
  amortization of $14,056 and $6,627               87,263       94,692
Deferred tax asset                                  1,200        1,200
Other assets                                        2,412        2,770
                                                 --------    ---------
     Total assets                               $364,424      $373,572
                                                 ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt              $ 5,610      $  5,563
  Accounts payable                                 44,808       39,231
  Accrued expenses                                 32,226       44,499
                                                ---------    ---------
     Total current liabilities                     82,644       89,293
Long-term debt, less current obligations          213,712      218,131
Other long-term liabilities                        15,194       16,510
Stockholders' equity:
  Common Stock of $.01 par value.
  Authorized 5,500,000 shares; 4,674,314
     and 4,649,943 shares outstanding.                 46           46
  Capital in excess of par value                   46,692       46,449
  Retained earnings                                 6,136        3,143
                                                ----------   ----------
     Total stockholders' equity                    52,874       49,638
                                                ----------   ----------
     Total liabilities & stockholders' equity    $364,424     $373,572
                                                ==========   ==========

              See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                              (In Thousands)
                                (Unaudited)



                                               Thirteen       Thirteen
                                             Weeks Ended    Weeks Ended
                                              April 28,      April 30,
                                                 1996           1995
                                               --------       --------
Sales                                          $256,410       $269,927
Cost of sales                                   198,885        211,722
                                               --------       --------
     Gross profit                                57,525         58,205

Selling, general and
   administrative expenses                       38,175         38,896
Depreciation and amortization                     6,270          6,457
                                               --------       --------
     Operating income                            13,080         12,852

Interest expense                                  6,469          6,942
                                               --------       --------
Income before income taxes                        6,611          5,910

Provision for income taxes                        2,963          3,189
                                               --------       --------
Net income                                     $  3,648       $  2,721
                                               ========       ========
Net income per common share                   $   0.77        $   0.58(A)
                                               ========       ========
(A) Restated to reflect the 3-for-2 stock split effected in the form of a stock dividend paid on July 17, 1995.











              See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                              (In Thousands)
                                (Unaudited)
                                            Reorganized       Predecessor
                                              Company           Company
                                      -----------------------   --------
                                     Thirty-nine   Seventeen   Twenty-Two
                                     Weeks Ended  Weeks Ended Weeks Ended
                                      April 28,    April 30,   January 1,
                                         1996         1995        1995
                                       --------     --------    --------
Sales                                  $788,132     $356,281    $426,681
Cost of sales                           625,184      280,662     340,802
                                       --------     --------    --------
Gross profit                            162,948       75,619      85,879
Selling, general and
   administrative expenses              117,844       51,122      68,819
Depreciation and amortization            18,598        8,436      10,234
                                       --------     --------    --------
Operating income                         26,506       16,061       6,826

Interest expense                         19,458        9,344      13,719
                                       --------     --------    --------
Income (loss) before reorganization
   items, income taxes, extraordinary
   item and change in accounting
   principle                              7,048        6,717     (6,893)
Reorganization items                       --           --       (4,869)
                                       --------     --------    --------
Income (loss) before income taxes,
    extraordinary item and change
    in accounting principle               7,048        6,717    (11,762)
Provision for income taxes                4,055        3,189        --
Income (loss) before extra-            --------     --------    --------
    ordinary item and change
    in accounting principle               2,993        3,528    (11,762)
Extraordinary item - gain on
    debt discharge                         --           --        70,166
Cumulative effect of change in
    accounting principle -
    postretirement medical benefits        --           --       (2,000)
                                       --------     --------    --------
Net income                             $  2,993     $  3,528     $56,404
                                       ========     ========    ========
Net income per common
    share                             $   0.63      $   0.75(A)   (B)
                                       ========     ========    ========

(A) Restated to reflect the 3-for-2 stock split effected in the form of a stock dividend paid on July 17, 1995.
(B) Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.

              See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                            Reorganized       Predecessor
                                              Company           Company
                                      -----------------------   --------
                                     Thirty-Nine   Seventeen   Twenty-Two
                                     Weeks Ended  Weeks Ended Weeks Ended
                                      April 28,    April 30,   January 1,
                                         1996         1995        1995
                                       --------     --------    --------
Net cash flow from operating activities:
  Net income                           $  2,993     $  3,528    $ 56,404
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
     Depreciation and amortization,
      excluding deferred financing costs 18,598        8,436      10,234
     Amortization of deferred
       financing costs                      978          494       1,152
     Provision for income taxes           4,055        3,189        --
     Issuance of additional senior
       notes in lieu of cash interest    16,630         --          --
     Reorganization items                  --           --         4,869
     Change in accounting principle        --           --         2,000
     Gain on discharge of debt             --           --      (70,166)
     (Increase) decrease in assets:
        Accounts receivable             (6,075)        (983)       2,322
        Inventories                     (1,620)        3,908     (5,917)
        Prepaid expenses and other assets (483)        (403)       (194)
     Increase (decrease) in liabilities:
        Accounts payable                  5,577        4,192       1,800
        Accrued expenses and other
           liabilities                 (13,740)        3,309       9,083
                                       --------     --------    --------
           Net cash provided by
              operating activities       26,913       25,670      11,587
                                       --------     --------    --------
Cash used by investing activities:
  Additions to property and equipment  (25,888)      (1,509)       (665)
  Leased asset additions                (3,019)         --          --
                                       --------     --------    --------
           Net cash used by investing
              activities               (28,907)      (1,509)       (665)
                                       --------     --------    --------





              See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF CASH FLOWS
                                (Continued)
                              (In Thousands)
                                (Unaudited)


                                            Reorganized       Predecessor
                                              Company           Company
                                      -----------------------   --------
                                     Thirty-Nine   Seventeen   Twenty-Two
                                     Weeks Ended  Weeks Ended Weeks Ended
                                      April 28,    April 30,   January 1,
                                         1996         1995        1995
                                       --------     --------    --------

Cash provided (used) by financing activities:
  Borrowings under credit loan
    facility                          $ 21,592      $  4,200     $50,800
  Sale of common stock                     --           --        10,000
  Proceeds from exercise of common
    stock options                           243         --          --
  Proceeds from sale-leaseback           26,110         --          --
  Additions to obligations under
    capital leases                        3,019         --          --
  Repayments of credit loan
    facility                           (29,043)     (19,918)    (60,928)
  Repayments of other long-term
    liabilities                        (20,118)      (1,937)     (7,363)
  Other financing activities            (1,431)        (251)     (9,294)
                                       --------     --------    --------

           Net cash provided (used) by
              financing activities          372     (17,906)    (16,785)
                                       --------     --------    --------

Net increase (decrease) in cash
  and cash equivalents                  (1,622)        6,255     (5,863)
Cash and cash equivalents at beginning
  of period                               4,803          989       6,852
                                       --------     --------    --------

Cash and cash equivalents at end
    of period                          $ 3,181     $  7,244     $    989
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

     The condensed financial statements as of and for the periods subsequent to January 1, 1995 were prepared according to the
principles    of    fresh   start   reporting   contained    in    American
Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result of the implementation of fresh start accounting, the Company's condensed financial statements as of July 30, 1995 and as of and for the period ended April 28, 1996 are not comparable to the Company's condensed financial statements of periods prior to January 1, 1995. Therefore, where applicable, the condensed financial statements for the "Reorganized Company" have been separately identified from those of the "Predecessor Company." Results for the period ended April 28, 1996 are not necessarily indicative of the results to be attained for the full year.

     2. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out
(FIFO) method.

     3. Long-term debt consists of the following:

                                       April 28,    July 30,
                                          1996        1995
Term loan and revolving                --------     --------
    credit facilities                 $ 25,692      $ 33,143
Senior Floating Rate Notes               23,942       22,953
Senior Fixed Rate Notes                 136,803      121,162
Mortgages payable                        17,867       33,108
Capital lease obligations and other      15,018       13,328
Long-term debt including               --------     --------
    current portion                     219,322      223,694
Less current portion                   (5,610)       (5,563)
                                       --------     --------
Long-term debt                        $213,712      $218,131
                                       ========     =========

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

                      Results of Operations

     The discussion below compares the results of operations for the thirteen weeks ended April 28, 1996 (the "1996 Three-Month Period") with the thirteen weeks ended April 30, 1995 (the "1995 Three Month Period"); and the thirty-nine weeks ended April 28, 1996 (the "1996 Nine-Month Period") with the thirty-nine weeks ended April 30, 1995 (the "1995 Nine-Month Period"). Except as specifically acknowledged below, management believes that the impact of the Restructuring and the implementation of fresh start reporting did not significantly affect the results of operations for the 1995 Nine-Month Period, and that the combined operating results of the individual seventeen week period and twenty-two week period ended April 30, 1995 and January 1, 1995, respectively, are indicative of the results of operations of the thirty-nine week period ended April 30, 1995. The following table compares certain income and expense line items as a percentage of sales:


                              1996      1995      1996      1995
                             Three-    Three-    Nine-     Nine-
                             Month     Month     Month     Month
                             Period    Period    Period    Period

                           --------- --------- --------- ----------

Sales                        100.00%   100.00%   100.00%  100.00%
Gross profit                  22.44%    21.56%    20.67%   20.63%
Selling, general and
 administrative expenses      14.89%    14.41%    14.95%   15.32%
Depreciation and amortization  2.45%     2.39%     2.36%    2.38%
Operating income               5.10%     4.76%     3.36%    2.93%
Interest expense               2.52%     2.57%     2.47%    2.95%
Income (loss) before income
  taxes and "fresh start"
  accounting adjustments       2.58%     2.19%     0.89%   (0.02)%
"Fresh start" accounting
  adjustments, net              --        --        --      8.08%
Provision for income taxes     1.16%     1.18%     0.51%    0.41%
Net income (loss)              1.42%     1.01%     0.38%    7.65%

     Sales.  Sales  for the 1996 Three-Month Period  were  $256.4 million, or $13.5 million less than the 1995 Three Month  Period.
Reduced  promotional activity, combined with an increase  in  new

                      KASH N' KARRY FOOD STORES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

store and remodel activity of traditional as well as non-traditional competitors, are the primary reasons for the decrease in sales. In addition, Company stores under remodel experienced sales decreases during the remodel period. Sales for the 1996 Nine-Month Period were $788.1 million compared to $783.0 million for the 1995 Nine-Month Period. Same store sales increased 0.1% for the 1996 Nine-Month Period despite a same store sales decrease of 5.6% for the 1996 Three-Month Period.

     Gross Profit. The improvement in gross profit, as a percentage of sales, for the 1996 Three-Month Period was primarily due to the abovementioned reduced investment in promotional activities combined with improved sales distributions of higher margin perishable departments, which resulted from the Company's store remodeling program and marketing emphasis on perishables. The improvement in gross profit, as a percentage of sales, for the 1996 Nine-Month Period is primarily the result of the improvement in sales distributions of the higher margin perishable departments.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $38.9 million for the 1995 Three-Month Period to $38.2 million for the 1996 Three-Month Period. However, due to the sales decrease from the prior year, selling, general and administrative expenses, as a percentage of sales, increased for the 1996 Three-Month Period. Improvements in store labor, group insurance, casualty insurance and utilities were partially offset by increased advertising, systems and floor care expenses and lower recycling income due to significantly lower cardboard prices. Selling, general and administrative expenses were 14.95% of sales for the 1996 Nine-Month Period compared to 15.32% of sales for the 1995 Nine-Month Period, or a decrease of $2.1 million.

     Depreciation and Amortization. The decrease in depreciation and amortization for the 1996 Three-Month Period and the 1996
Nine-Month Period are primarily attributable to the sale and simultaneous leaseback of certain fee-owned store properties partially offset by depreciation of assets associated with new stores and remodels.

     Interest Expense. Interest expense decreased $0.5 million for the 1996 Three-Month Period, primarily due to sale-leaseback transactions of certain store properties completed during the year. Interest expense for the 1996 Nine-Month Period was $19.5 million, or $3.6 million less than the 1995 Nine-Month Period. The decrease was primarily the result of converting $105 million of 14% Subordinated Debentures into equity in connection with the financial restructuring completed in December 1994 and the impact of the sale-leaseback transactions noted above, partially offset

                      KASH N' KARRY FOOD STORES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

by  an  interest  moratorium on the Subordinated Debentures,  old
Fixed Rate Notes, and old Floating Rate Notes during the financial restructuring period of the prior year.

                       Financial Condition

     The Company's existing credit agreement provides for a term loan facility of $9.9 million and a revolving credit facility of $50.0 million for working capital requirements and letters of credit. As of June 6, 1996 the Company had borrowed $9.9 million under the term loan and $21.3 million under the working capital line and had $10.8 million of letters of credit issued against the revolving credit facility.

     For  the  1996  fiscal year, the Company  expects  to  spend approximately $28.0 million of cash for capital expenditures. Two
new   stores  were  opened  in  the  current  fiscal   year   and
approximately forty stores are expected to be remodeled.

     In August, the Company completed a sale-leaseback of three of its fee-owned store properties and applied the net proceeds of $9.1 million to the outstanding balance of the term loan. In December, the Company amended its existing credit agreement with The CIT Group/Business Credit, Inc., to effectively increase the credit facility by $5.0 million, to provide more favorable terms and to extend the term of the agreement through December 1998. As amended, the credit facility consists of a $9.9 million term loan due in December 1998 and a $50.0 million revolving credit facility for working capital and letters of credit. In January, the Company completed a sale-leaseback of four fee-owned store properties, sold its beneficial interest in three real estate trusts to a third party and applied the aggregate net proceeds of $12.7 million to repay a mortgage encumbering eight store properties. In March, the Company completed a subsequent sale-leaseback of three additional fee-owned store properties, and is marketing its beneficial interest in the three real estate trusts to a third party. The Company is still actively pursuing transactions on its two remaining fee-owned store properties, the sale-leaseback of a store facility that is operating as a ground lease, and the sale of two unimproved real estate sites, the total of which could provide up to an additional $8.0 million of net cash proceeds. In addition, the Company exercised its option of paying interest in kind on its Senior Floating Rate Notes in August and on its Senior Fixed Rate Notes in August and February.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------

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

3(ii)(b)  First  Amendment  to  Bylaws  adopted  July  30,   1991
          (previously filed as Exhibit 3(ii)(b) to the  Company's

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------
          Quarterly  Report  on Form 10-Q for  the  period  ended
          January 29, 1995, which exhibit is hereby incorporated by reference).

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

3(ii)(e) Fourth Amendment to Bylaws adopted March 8, 1996 (filed herewith).

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

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------

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

10.1(b) Amended and Restated Credit Agreement dated as of December 19, 1995, among the Company, certain lenders, and The CIT Group/Business Credit, Inc., as administrative agent (previously filed as Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the period ended January 28, 1996, which exhibit is hereby incorporated by reference).

10.1(c)   First   Amendment   to  Amended  and  Restated   Credit
          Agreement dated as of March 28, 1996, among the Company, certain lenders and The CIT Group/Business Credit, Inc., as administrative agent (filed herewith).

10.2 Mortgage, Fixture Filing, Security Agreement and Assignment of Rents between the Company, as mortgagor, and Sun Life Insurance Co. of America, as mortgagee, dated as of September 7, 1989 (previously filed as Exhibit 28.1(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

10.3 Mortgage between the Company, as mortgagor, and Ausa Life Insurance Company, as mortgagee, dated as of November 21, 1989 (mortgage satisfied in January 1996) (previously filed as Exhibit 28.2(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

10.4 Trademark License Agreement dated as of October 12, 1988 between the Company and Lucky Stores, Inc. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No.

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------
          33-25621,   which   exhibit  is  hereby  incorporated by
          reference).

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

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------

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

10.10(a) Employment Agreement dated as of January 24, 1995, between the Company and Ronald Johnson (previously filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.10(b)  Letter  agreement  dated as of May 22,  1996,  amending
          Employment   Agreement  with  Ronald   Johnson   (filed
          herewith).

10.11 Employment Agreement dated as of March 6, 1995, between the Company and Gary M. Shell (previously filed as
          Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.12(a)  Employment  Agreement  dated  as  of  March  16,  1995,
          between   the  Company  and  Clifford  C.  Smith,   Jr.
          (previously filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-
          58999,   which   exhibit  is  hereby  incorporated   by
          reference).

10.12(b)  Letter  agreement  dated as of May 23,  1996,  amending
          Employment Agreement with Clifford C. Smith, Jr. (filed herewith).

10.13(a) Employment Agreement dated as of July 8, 1995, between the Company and BJ Mehaffey (previously filed as Exhibit 10.13 to the Company's Annual Report on Form

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------
          10-K  for  the  fiscal  year ended July  30,  1995,  which exhibit is hereby incorporated by reference).

10.13(b)  Letter  agreement  dated as of May 23,  1996,  amending
          Employment Agreement with BJ Mehaffey (filed herewith).

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

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------

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

10.18 Employment and Consulting Agreement dated September 1, 1994 between the Company and Anthony R. Petrillo (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

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

10.21     Separation,  Waiver and Release Agreement dated  as  of
          January  31,  1996 between the Company and  Raymond  P.
          Springer  (previously  filed as Exhibit  10.21  to  the

Exhibit
  No.                        Description
- ------- ---------------------------------------------------------

          Company's Quarterly Report on Form 10-Q for the  period
          ended   January  28,  1996,  which  exhibit  is  hereby
          incorporated by reference).

10.22(a)  Employment  Agreement  dated as  of  January  26,  1996 between the Company and Richard D. Coleman (filed herewith).

10.22(b)  Letter  Agreement  dated as of May 23,  1996,  amending
          Employment Agreement with Richard D. Coleman (filed herewith).

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


                              KASH N' KARRY FOOD STORES, INC.



Date:   June 7, 1996            By:/s/ Richard D. Coleman
                                ______________________________
                                Richard D. Coleman
                                Senior Vice President,
                                Administration



Date:   June 7, 1996            By:/s/ Marvin H. Snow, Jr.
                                ______________________________
                                Marvin H. Snow, Jr.
                                Vice President, Controller