Form 10-K
period 1996-07-28
KASH N KARRY FOOD STORES INC
filed 1996-10-25
CIK 842913

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended July 28, 1996
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

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                    (continues on following page)

(continuation of cover page)

      The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average low bid and high ask prices of such stock as of October 11, 1996 was $25,512,732. For purposes of this report and as used herein, the term "non-affiliate" includes all shareholders of the registrant other than Directors, executive officers, and persons holding more than five percent of the outstanding voting stock of the registrant.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

      As of October 11, 1996, there were 4,674,314 shares outstanding of the registrant's common stock, $0.01 par value.

              DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company to be filed not more than 120 days after the fiscal year ended July 28, 1996 are incorporated by reference in Part III of this Form 10-K.

                        TABLE OF CONTENTS
                                                           Page
                                                           Number
                             PART I
Item 1.   Business                                            1
Item 2.   Properties                                          6
Item 3.   Legal Proceedings                                   7
Item 4.   Submission of Matters to a Vote
          of Security Holders                                 7

          Executive Officers of the Registrant                7

                            PART II
Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                         8
Item 6.   Selected Financial Data                            10
Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         15
Item 8.   Financial Statements and Supplementary Data        21
Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                               47

                            PART III
Item 10.  Directors of the Registrant                         *
Item 11.  Executive Compensation                             **
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              **
Item 13.  Certain Relationships and Related Transactions     **

*    Certain  information required by Item  10  of  Part  III  is
     hereby   incorporated  by  reference  to  the   registrant's
     definitive  proxy statement to be filed not  more  than  120 days after the fiscal year ended July 28, 1996.

**   The  information required by Items 11, 12 and 13 of Part III is  hereby  incorporated by reference  to  the  registrant's definitive  proxy statement to be filed not  more  than  120 days after the fiscal year ended July 28, 1996.

                            PART IV

Item 14.  Exhibits and Reports on Form 8-K                   48
          Signatures                                         56

                             PART I

ITEM 1.  BUSINESS.

                             General

      The Company is among the three largest food retailers in west central Florida, operating 93 multi-department supermarkets, five conventional supermarkets and 35 liquor stores under the
"Kash  n'  Karry" name and two super warehouse stores  under  the
"Save 'n Pack" name, all supported by a centrally-located warehouse and distribution facility. More than one-half of the Company's stores are located in the Tampa-St. Petersburg area, which is Florida's largest retail food sales market, with the balance located between Gainesville, approximately 130 miles to the north, and Bonita Springs, approximately 150 miles to the south. The west central Florida area has a diverse and growing economy, which includes high technology and financial centers, an insurance industry presence, retirement communities, coastal resorts and commercial agricultural activity. The region's population is estimated to be increasing at an annual rate of approximately 2%.

                      Company Store Profile

      The following table presents a profile of the Company's stores:

                                             Number of Stores
                                            at Fiscal Year End
                      Total Square      -------------------------
     Store Type       Footage<F1>        1996 1995 1994 1993 1992
--------------------  --------------    ----- ---- ---- ---- ----
Kash  n' Karry Food   40,000--57,000      51   50   50   48   42
  Stores              25,000--39,999      42   42   43   55   57
                      less  than 25,000    5    5    5    9   12

Save 'n Pack Super    76,000--88,000       2    2    2    3   --
  Warehouse Stores

Kash n' Karry Liquor    1,800--2,700      35   33   33   35   30
  Stores
--------------------
<F>
<F1>  Includes selling and backroom areas.
</F>

  Supermarket stores

      The Company currently operates 93 multi-department supermar kets, with an average size of approximately 40,000 total square feet. The Company also operates five conventional supermarkets, which average approximately 18,000 total square feet. All of the

Company's supermarket stores offer a wide selection of items typically sold in grocery stores, including staple groceries, fresh fruits and vegetables, bakery and dairy products, delica tessen items, frozen foods and fresh meats. Each of the Company's supermarket stores also sells certain non-food items such as health and beauty care items, paper and tobacco products, soaps and detergents, drugs, sundries and housewares. The Company's multi-department stores offer, in addition, a wider variety of non-food items, including cosmetics and toiletries, small hardware and a limited selection of soft goods. Most of the Company's multi-department stores also feature expanded perishable goods departments, delicatessens and in-store bakeries, and many contain pharmacies, full-service seafood and full-service floral departments. All of the Company's stores feature national brands and also carry a selection of corporate brand merchandise. Most of the Company's food stores are located in shopping centers. The Company's food stores are open seven days a week, and most operate 24 hours a day.

  Super warehouse stores

      In October 1992, the Company acquired three super warehouse stores (one of which was subsequently closed) operating under the "Save 'n Pack" name. The two existing super warehouse stores, which are 76,000 and 88,000 square feet in size, respectively, feature among the lowest prices on basic items carried by supermarkets and are designed to cater to the needs of the low-income household. In its super warehouse store promotions, the Company encourages consumers to verify the stores' tag line, "No One Has Lower Prices." The assortment of packaged goods carried by the super warehouse stores is more limited than that of a supermarket and is frequently augmented by one-time purchases of specially priced products that may not be available on a regular basis. Store decor is austere compared to that of a traditional supermarket, and product is displayed on warehouse racking and on floor pallets to enhance productivity and promote a low-price impression. The stores provide a full complement of perishable departments, including meat, produce, bakery, deli and fresh seafood, which also feature low prices and are frequently self-service. The super warehouse stores do not have certain specialty departments such as pharmacies or full-service floral departments and do not provide supermarket services such as grocery bagging, carry-out service, check cashing services and electronic funds transfer. Because of reduced display, labor and advertising costs and the more limited services, the Company is able to operate its super warehouse stores successfully with lower gross margins than the Kash n' Karry supermarket stores. The super warehouse stores operate 24 hours a day, seven days a week.

  Liquor stores

      Each of the Company's 35 liquor stores is located on proper ty adjacent to one of the Company's supermarket stores and is operated as a department of such store, although, in accordance with Florida law, each liquor store must maintain a separate entrance. Liquor stores complement the Company's core business, as they can be advertised through existing media without incre mental expense, pay supermarket (as compared to shopping center) rents and benefit from operating and marketing synergies with the adjacent supermarkets. The liquor stores offer a wide variety of wines, beers and hard liquors, as well as mixers, soft drinks, snacks, ice and other party accessories and a limited number of traditional grocery items. Sales from the Company's liquor stores represent approximately 2% of the Company's total sales. The Company's liquor stores range in size from 1,800 to 2,700 square feet, and most are open seven days a week.

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

      During fiscal 1996, the Company began supplying grocery products through its warehouse to Gooding's Supermarkets of Orlando, Florida. However, the Company did not achieve the expected benefits of this supply relationship and has agreed in principle with Gooding's to terminate the agreement.

      The Company relies on information technology to enhance operating efficiency. In 1995, the Company entered into an agreement to outsource its information systems development in order to control costs, accelerate the implementation period for systems improvements, facilitate future software upgrades and reduce personnel issues. In connection with this agreement, a new billing and procurement system has been installed, new point-of-sale equipment has been placed in all stores, and upgraded labor scheduling and accounts payable systems are scheduled within the next 12 months.


                       Marketing Strategy

      The Company emphasizes high quality perishables, strong weekly features, competitive prices on everyday items, and a broad assortment of both national and corporate brands. The Company's food stores are open seven days a week, with most operating 24 hours a day. The Company seeks to be either first or second among its competitors in assortment of branded merchandise, stocking over 29,000 SKU's (stock keeping units) of national brand and corporate brand items. In addition to a full range of grocery and general merchandise items, most of the Company's multi-department supermarkets also feature expanded perishable goods departments, delicatessens and in-store bakeries, and many contain pharmacies, full-service seafood and full-service floral departments.

     In 1992, the Company introduced "Kash n' Karry" corporate branded merchandise. The Company's basic corporate brand strategy is to offer a product comparable in quality to the best-selling national brand at a lower price. The "Kash n' Karry" brand item generally sells for approximately 10% less than the competing best-selling national brand but generates a higher per unit gross profit contribution. In order to increase corporate brand sales, which currently average approximately 15% of total sales, the Company will be introducing "KnK Preferred," a premium line of products in categories experiencing customer demand for premium products.

     In 1995, the Company developed a strategy to position itself as the preferred destination for perishables of uncompromising quality and value. This strategy, which focuses on the consumer's changing lifestyles and needs, will also provide meal solutions where consumers can find ingredients for meals to be prepared at home, as well as prepared meals for immediate consumption. During the fourth quarter of 1995, the Company began a new marketing program to emphasize its perishable products. The first wave of advertising focuses on Kash n' Karry as "Your Destination for Fresh," highlighted by a "Double Your Money Back" guaranty on produce. Additionally, the Company began remodeling its stores to emphasize the perishable departments, including improved lighting, additional space and a new decor package that supports the perishable emphasis. The second wave of advertising, which began in the fourth quarter of 1996, highlights the meat and seafood departments, and will be followed in the near future by campaigns focusing on the other perishable departments.


                        The Restructuring

      The Company was formed in connection with a leveraged acquisition in 1988. Although the Company consistently generated stable operating cash flows through its 1993 fiscal year, it experienced net losses for each of the five fiscal years ending July 31, 1994 due primarily to its highly leveraged position. During the 1995 fiscal year, the Company completed a comprehensive
financial  restructuring  (the   "Restructuring") pursuant  to  a
"prepackaged" plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code. As a result of the Restructuring, the Company restructured its senior debt, converted its subordinated debt into an 85% equity interest in the Company, and received $10.0 million in cash from Green Equity Investors, L.P. for the remaining 15% equity interest of the Company. The Company emerged from bankruptcy on December 29, 1994. The provisions of the

Restructuring had an immediate beneficial impact on the Company's financial condition by reducing its long-term debt in excess of $100.0 million.


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

      The Company competes with several national, regional and local supermarket chains, particularly Publix, Winn-Dixie,
Albertson's, Food Lion, and, most recently, Wal-Mart Supercenters. The Company is also in competition with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, merchandise clubs, discount drugstore chains and discount general merchandise chains. The Company's principal competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the
Company's competitive position and financial performance. For example, operating results generally and sales growth in particular have been adversely affected by competitive new store openings and remodels, expansions, and replacement stores by the Company's principal competitors, and it is anticipated that this activity will continue. Another example of the highly competitive nature of the food retailing business is the practice of competitors to re-position their pricing structure. Over the past several years, each of the Company's major competitors has changed its pricing practices in a manner that has adversely affected general retail pricing in the market. The Company has had to deal with each of these changes in a manner that has, in some instances, adversely affected its operating results and may continue to do so in the future. In addition, the Company's ability to compete may be adversely affected by its high leverage and the limitations imposed by its credit agreement and other debt agreements.

                           Seasonality

      The Company's sales and related inventory levels tend to increase during the winter months due to the holidays, increased tourism and the influx of winter residents, and to decrease during the summer months. Typically, approximately 60% of the Company's operating cash flow is generated during the second and third quarters of its fiscal year.

                            Employees

      The Company currently employs approximately 3,300 full-time and 5,500 part-time associates, none of whom is covered by a collective bargaining agreement. The Company believes that it has good relations with its associates.

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

      Certain governmental licenses and permits, including alco holic beverage licenses, health permits and various business licenses, are necessary in the Company's operations. The Company believes it has all material licenses and permits necessary to enable it to conduct its business.


ITEM 2.  PROPERTIES.

     The Company's 93 multi-department supermarkets and five conventional supermarkets have an aggregate selling area of approximately 2.8 million square feet. The Company owns one of the supermarkets (comprising approximately 14,000 square feet) and leases the remaining 97 supermarkets. Three of the leased supermarkets are owned by affiliates of the Company. Eight of the leased supermarkets are operated under long-term ground leases with the Company owning the improvements at such locations. Twenty leases expire during the next five years, with the Company having options to renew all but one. Most of the Company's supermarket leases have minimum rentals with additional rentals based on a percentage of sales.

      The Company's two Save 'n Pack super warehouse stores have an aggregate selling area of approximately 119,000 square feet. The Company leases both super warehouses, one pursuant to a long-term ground lease, and owns the improvements at the ground-leased location. One of those leases expires within the next five years, with the Company having an option to renew.

     The Company's 35 liquor stores have an aggregate selling area of approximately 59,000 square feet. The Company leases all 35 liquor stores. Two of the leased liquor stores are operated under long-term ground leases with the Company owning the improvements at such locations. Two of the leases expire during the next five years, with the Company having an option to renew.

     The Company's warehouse, distribution and office facility is located on 53.6 acres of land, which the Company owns.


ITEM 3.  LEGAL PROCEEDINGS.

      The Company is engaged in various legal actions and claims arising in the ordinary course of business including products liability actions and suits charging violations of certain civil rights laws and Florida's RICO Act. Management believes, after discussions with legal counsel, that the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the quarter ended July 28, 1996.


              EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information regarding each of the executive officers of the Company as of October 11, 1996.

Name                   Age   Position
--------------------   ---    ----------------------------------

Ronald E. Johnson        46   Chairman of the Board, President,
                              Chief Executive Officer, and Chief
                              Operating Officer

Richard D. Coleman       42   Senior Vice President, Chief
                              Financial Officer, and Secretary

Clifford C. Smith Jr.    37   Senior Vice President,
                              Marketing and Merchandising

BJ Mehaffey              47   Senior Vice President, Operations

Marvin H. Snow, Jr.      40   Vice President, Controller

                    Biographical Information

      Ronald E. Johnson has been Chairman of the Board of the Company since March 1995 and has been its President and Chief Executive Officer since January 1995. Mr. Johnson served as Chief Operating Officer of Farm Fresh, Inc., from December 1993 to January 1995 and as its Senior Vice President of Store Operations from 1990 to 1993. Mr. Johnson also serves as a director of Farm Fresh, Inc., and Jitney-Jungle Stores of America, Inc.

      Richard D. Coleman has been Senior Vice President, Chief Financial Officer, and Secretary of the Company since January
1996. Mr. Coleman previously served as Vice President and Controller of the Company from October 1988 through January 1996; and from October 1988 to January 1995, he also served as Secretary of the Company.

      Clifford C. Smith, Jr., has been Senior Vice President of Marketing and Merchandising of the Company since March 1996, and served as Senior Vice President of Perishables Marketing from March 1995 to March 1996. Mr. Smith served as the Director of
Deli, Bakery and Food Service for Harris-Teeter from 1992 to March 1995, and as the Vice President of Deli, Bakery and Food Service for Mayfair Supermarkets, Inc. from 1981 to 1992.

      BJ Mehaffey has been Senior Vice President, Operations, of the Company since July 1995. Mr. Mehaffey served as District Manager of the Grocery Stores Division of Farm Fresh, Inc. from 1992 to 1995, and in various capacities with Bi-Lo Incorporated from 1972 to 1992.

      Marvin H. Snow, Jr., has been Vice President and Controller of the Company since March 1996. Mr. Snow was employed by Eckerd
Corporation in various capacities from 1977 to March 1996, most recently serving as Assistant Controller.


                             PART II


ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS.


      On March 2, 1995 the Common Stock was listed for trading on the Nasdaq Small Cap Market under the symbol "KASH." On March 4, 1996, the Common Stock began trading on the Nasdaq National Market under the same symbol. For the relevant periods in which the Common Stock was listed for trading by Nasdaq, the range of high and low bids for a single share of Common Stock, as quoted in the Nasdaq Market, was as follows:

              Quarter
        (or portion thereof)                Range
        --------------------            --------------
           3/5/95-4/30/95               $12.17-$13.33
           5/1/95-7/30/95               $12.75-$23.50
          7/31/95-10/29/95              $21.50-$29.50
          10/30/95-1/28/96              $21.50-$26.88
          1/29/96-4/28/96               $19.63-$25.63
          4/29/96-7/28/96               $21.63-$29.75
          7/29/96-10/11/96              $20.00-$28.63

     The average of the low bid and high ask prices on October 11, 1996 as quoted on the Nasdaq National Market was $21.00. Such over-the-market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of October 11, 1996, there were approximately 22 holders of record of shares of Common Stock.

      The Company has not in the past paid cash dividends to its stockholders and does not intend to pay any cash dividends in the foreseeable future. The Company's ability to declare cash dividends on its Common Stock is materially limited by restrictions in the Company's credit agreement and debt indentures.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected financial information of the Company as of and for each of the fiscal years ended on the Sunday nearest to July 31, 1996, 1995, 1994, 1993, and 1992, and is derived from the audited financial statements of the Company. Such financial statements, and the reports thereon, for the 1996, 1995 and 1994 fiscal years are included elsewhere in this document, and should be read in conjunction with this selected financial data and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      As discussed herein, the Restructuring was consummated on December 29, 1994 (the "Effective Date"). The financial statements as of and for the 30 weeks ended July 30, 1995 and for the 22 weeks ended January 1, 1995, respectively, reflect the Company's emergence from Chapter 11 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Operations during the period from the Effective Date through January 1, 1995 had no significant impact on the emergence transactions and as a result have not been separately identified. As a result of the implementation of fresh start accounting, certain of the selected financial data as of and for the fiscal year ended July 28, 1996, the 30 weeks ended July 30, 1995 and the 22 weeks ended January 1, 1995 is not comparable to the selected financial data of prior periods due to the change in reporting entity resulting from the application of fresh start accounting. Therefore, selected financial data for the "Reorganized Company" has been separately identified from that of the "Predecessor Company."

     The selected store data have been derived from the Company's management reporting records.

                                              Reorganized       Predecessor
                                                Company           Company
                                         ----------------------  ---------
                                           52 weeks    30 Weeks   22 Weeks
                                            Ended       Ended      Ended
                                           July 28,    July 30,  January 1,
                                             1996        1995       1995
                                          ---------  ---------  ---------
                                                (In Thousands, Except
                                                  Per Share Amounts)
Statement of Operations Data:
Sales                                    $1,021,667   $599,320   $426,681
Cost of sales                               807,733    471,401    340,802
                                         ----------  ---------  ---------
Gross profit                                213,934    127,919     85,879
 Selling, general and
    administrative expenses                 157,090     90,482     68,819
 Depreciation and amortization               25,000     14,802     10,234
                                         ----------  ---------  ---------
 Operating income                            31,844     22,635      6,826
 Interest expense (1)                        25,741     15,810     13,719
                                         ----------  ---------  ---------
 Income (loss) from operations before
    reorganization items, income taxes,
    extraordinary items and change in
    accounting principle                      6,103      6,825     (6,893)
 Reorganization items                          --         --       (4,869)
 Provision for income taxes                  (4,129)    (3,682)      --
 Extraordinary item - gain on debt
    discharge                                  --         --       70,166
 Cumulative effect of change in
    accounting principle - post-
    retirement medical benefits                --         --       (2,000)
                                         ----------  ---------  ---------
 Net income                                 $ 1,974    $ 3,143    $56,404
                                         ==========  =========  =========
 Income per common share (2), (3)             $0.41      $0.67       --
                                         ==========  =========  =========

                                              Predecessor Company
                                       ----------------------------------
                                                 Fiscal Year Ended
                                            Sunday Nearest July 31, (4)
                                       ----------------------------------
                                           1994         1993      1992
                                          ---------  ---------  ---------
                                                   (In Thousands)
Statement of Operations Data:
Sales                                    $1,065,165 $1,086,125 $1,071,038
Cost of sales                               845,597    856,156    848,441
                                          ---------  ---------  ---------
Gross profit                                219,568    229,969    222,597
 Selling, general and
  administrative expenses                   176,945    175,177    164,897
 Depreciation and
   amortization                              24,112     23,455     20,132
 Store closing and other
   costs                                     11,016       --         --
                                          ---------  ---------  ---------
Operating income                              7,495     31,337     37,568
 Interest expense (1)                        45,390     43,257     44,869
                                          ---------  ---------  ---------
Net loss                                  $ (37,895) $ (11,920) $  (7,301)
                                          =========  =========  =========

                                  Reorganized
                                    Company        Predecessor Company
                               -------------------------------------------
                              Fiscal Year Ended Sunday Nearest July 31, (4)
                              --------------------------------------------
                                 1996     1995     1994    1993     1992
                               -------- -------- ---------------- --------
                                      (Dollar Amounts In Thousands)
Balance Sheet Data:
Total assets                  $368,625 $373,572 $389,893  $423,208  $399,419
Inventories                     90,332   86,840   76,094    95,385    91,226
Property and equipment, net    132,016  139,967  160,491   164,937   145,372
Working capital (deficit)       31,064   13,164  (12,747)   19,137    26,031
Total long-term debt and
  capital leases (including
  current maturities) (5)      220,971  223,694  360,121   351,890   316,220
Preferred stock                   --       --      4,650     4,650     4,650
Total stockholders' equity
  (deficit)                     51,856   49,638  (61,054)  (23,159)  (11,239)

Other Data:

Operating cash flow (adjusted
  EBITDA) (6)                  $56,844  $54,497  $42,623   $54,792   $57,700
Capital expenditures (7)        35,810    6,247   15,471    37,703    15,385

Store Data:

Food stores open at end of
  period (8)                       100       99      100       115       111
Avg. selling sq. ft. during
  period (in thousands) (9)      2,925    2,913    3,084     3,100     2,970
Avg. sales per store week(10)     $197     $199     $196      $183      $181

             Notes to Selected Financial Information
                  (Dollar Amounts in Thousands)
(1) Includes amortization of deferred financing costs of $1,346, $809 and $1,152 for the 52 weeks ended July 28, 1996, the 30 weeks ended July 30, 1995 and the 22 weeks ended January 1, 1995, respectively, and $2,950, $2,850, and $2,932 for the
     1994, 1993, and 1992 fiscal years, respectively.
(2) Based on 4,780,810 shares (the weighted average number of shares of Common Stock outstanding) for the 1996 Fiscal Year and 4,712,021 shares for the 30 weeks ended July 30, 1995.
(3) Net income per share of Common Stock is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.
(4) The Company's fiscal year is based on a 52/53 week fiscal year ending on the Sunday nearest to July 31. Therefore, the 1992 fiscal year included 53 weeks of operations. The 1996, 1995, 1994, and 1993 fiscal years each had 52 weeks of opera tions.
(5) Total long-term debt includes long-term debt, current maturi ties of long-term debt, capital lease obligations and certain other debt.
(6) Represents earnings before interest expense (which includes amortization of deferred financing costs), provision for income taxes, depreciation and amortization, store closing and other costs, reorganization items, extraordinary items, and cumulative effect of change in accounting principle. Operating cash flow (adjusted EBITDA) is presented here as a measure of the Company's debt service ability, and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) or to cash flows from operating activities (as determined on the Statements of Cash Flows in the Company's financial statements).
(7) Capital expenditures consist of cash expenditures, additions to capital leases and, for the 1994, 1993 and 1992 fiscal years, amounts funded under the capital improvements revolving credit facility under the old credit agreement.
(8) Data relating to the number of stores is expressed in actual numbers.
(9) Represents the average of the selling square footage of the Company's stores on the first and last day of the respective periods. Selling square footage includes adjacent liquor stores where applicable but does not include backroom and receiving areas.
(10) Represents, for each of the respective periods, sales for such period divided by the sum of the number of weeks for which each of the Company's stores was open during such period.

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     This analysis should be read in conjunction with the finan cial statements and related notes thereto included elsewhere in this document. The Company follows a 52/53 week fiscal year ending on the Sunday nearest to July 31. Historical results of operations are given for the Company's 52 week periods of operations ended July 28, 1996, July 30, 1995 and July 31, 1994 (respectively, the "1996, 1995 and 1994 Fiscal Years"). The financial statements as of and for the 30 weeks ended July 30, 1995 reflect the Company's emergence from Chapter 11 proceedings on December 29, 1994 and were prepared utilizing the principles of fresh start reporting contained in the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (the "SOP 90-7"). Certain forward-looking analyses are presented here that involve risks and uncertainties. Future events and the Company's actual results could differ materially from anticipated results due to certain factors set forth below and elsewhere in this document.

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

     As a result of the Restructuring, the Company restructured its senior debt, converted its subordinated debt into an 85% equity interest in the Company, and received $10 million in cash from Green Equity Investors, L.P. for the remaining 15% equity interest of the Company.

     Also pursuant to the Restructuring, the Company entered into a new credit agreement with The CIT Group/Business Credit, Inc., as administrative agent for itself and certain other lenders (as amended, the "Credit Agreement"). The Credit Agreement provides the Company with a $59.9 million credit facility expiring December 1998, and is secured by liens upon substantially all of the Company's real and personal property.

                      Results of Operations

     The discussion below compares the results of operations for the 1996, 1995 and 1994 Fiscal Years. Except as specifically acknowledged below, management believes that the impact of the Restructuring and the implementation of fresh start reporting did not significantly affect the results of operations for the 1995 Fiscal Year, and that the combined operating results of the individual 30-week period and 22-week period ended July 30, 1995 and January 1, 1995, respectively, are indicative of the results of operations for the 52-week period ended July 30, 1995.

     The following table sets forth certain items from the Company's Statements of Operations as a percentage of sales for the periods indicated:
                                      1996       1995     1994
                                     Fiscal     Fiscal   Fiscal
                                      Year       Year     Year
                                    --------   -------- --------
Sales                                100.0%    100.0%    100.0%
Gross profit                          20.9%     20.8%     20.6%
Selling, general and
      administrative    expenses      15.4%     15.5%
16.6%(1)
Depreciation and amortization          2.4%      2.4%      2.3%
Operating income                       3.1%      2.9%      0.7%
Interest expense                       2.5%      2.9%      4.3%
Income (loss) before income
   taxes and "fresh start"
   accounting adjustments              0.6%      0.0%     (3.6)%
"Fresh start" accounting
   adjustments, net                    --        6.2%      --
Provision for income taxes             0.4%      0.4%      --
Net income (loss)                      0.2%      5.8%     (3.6)%

(1)  Selling,  general and administrative expenses for  the  1994
     Fiscal Year included expenses of $11,016, or 1.0% of sales, applicable to store closing and other costs.

Sales
                                      1996       1995     1994
                                     Fiscal     Fiscal   Fiscal
                                      Year       Year     Year
                                    --------   -------- --------
Sales (in millions)                 $1,022     $1,026    $1,065
Number of stores:
   Food stores opened                    2         --         2
   Food stores closed                    1          1        17
   Expansion remodels                   --         --         1
   Total food stores at period end     100         99       100
Average selling square feet during
   year (in thousands)               2,925      2,913     3,084

     During the first two quarters of Fiscal Year 1996, the Company invested in significant promotional activity to drive sales, resulting in strong positive same store sales but a reduced gross profit rate. During the second half of the year, reduced promotional activity, generally lower retail prices, and an increase in new store and remodel activity of traditional as well as non-traditional competitors resulted in lower sales than in 1995. In addition, the Company's remodeled stores experienced sales decreases during the remodeling period. Same store sales for the 1996 Fiscal Year were (0.9)%.

     The reduction in sales from the 1994 Fiscal Year to the 1995
Fiscal Year was primarily the result of operating fewer stores and the impact of competitive activities discussed above.

Gross Profit

     As discussed above, during the first half of Fiscal Year 1996, the Company was very aggressive in its promotional activities, which resulted in lower gross profit, as a percentage of sales, than was experienced in the first half of Fiscal Year 1995. During the last two quarters of 1996, the Company reduced its margin investment in promotional activities and began a new marketing campaign stressing its variety and quality of perishables. Through this marketing emphasis, which is particularly evident in the Company's new and remodeled stores, the Company has been able to improve overall gross profit, as a percentage of sales, from 1995 to 1996, and expects that this trend will continue.

     The improvements in gross profit, as a percentage of sales, for the 1995 Fiscal Year were primarily due to restoring investment in forward buy inventory, improved perishable margins, and increased efficiencies in store-level product preparation and handling costs. Partially offsetting these improvements was the receipt of substantially less promotional funds due in part to the credit restrictions placed on the Company by its vendors during the period preceding the Company's emergence from bankruptcy.

Selling, General and Administrative Expenses

     Improvements in store labor, group and casualty insurance, repairs and maintenance, and utilities were partially offset by increased advertising, systems and floor care expenses, and lower recycling income due to significantly lower cardboard prices. Also, during the 1996 Fiscal Year, the Company completed a series of sale-leaseback transactions which resulted in a significant reduction in long-term debt but an increase in rent expense for the year of approximately $2.0 million. In addition, the Company incurred expenses of approximately $0.5 million in connection with a terminated merger transaction in the fourth quarter.

     The reductions of selling, general and administrative expenses for the 1995 Fiscal Year compared with the 1994 Fiscal Year were due to lower store labor costs, reduced corporate overhead expenses and lower advertising expenditures associated with a comprehensive operational restructuring of the Company initiated during the year, and the elimination of operating costs associated with stores that were closed during the 1994 Fiscal Year. These improvements were partially offset by an increase in workers' compensation insurance reserves.

Depreciation and Amortization

     The slight increase in depreciation and amortization over the three year period is primarily due to increased amortization of intangible assets and depreciation applicable to new stores and remodels, partially offset by the sale of fee-owned store properties during the 1996 Fiscal Year.

Store Closing and Other Costs

     During the first quarter of the 1994 Fiscal Year, the Company recorded a non-recurring charge of $11.0 million. This charge included $1.9 million of costs associated with the proposed public offering of debt securities and a proposed real estate-based revolving credit facility, neither of which was consummated, $4.2 million of favorable lease interests written off in connection with the closing of 12 underperforming stores, $4.0 million representing an adjustment to the expected lease liability on closed stores, net of sublease income, and $0.9 million of other store closing and related expenses.

Interest Expense
                                     1996      1995      1994
                                    Fiscal    Fiscal    Fiscal
                                     Year      Year      Year
                                   -------   -------   -------
                                           (In Thousands)
Interest expense                   $25,112   $27,638   $42,917
Amortization of
  deferred financing costs           1,346     1,961     2,950
Capitalized interest                  (717)      (70)     (477)
                                   --------  --------  --------
Total interest expense             $25,741   $29,529   $45,390
                                   ========  ========  ========

     Interest expense for the 1994 Fiscal Year was primarily comprised of interest under the old credit agreement, the old Senior Floating Rate Notes, the old Senior Fixed Rate Notes, the old Subordinated Debentures, and various mortgages and capital leases. For the 1995 Fiscal Year, interest expense was incurred on the old Senior Floating Rate Notes, the old Senior Fixed Rate Notes, and the old Subordinated Debentures through the Petition Date; and interest expense was incurred on the new Senior Floating Rate Notes and the new Senior Fixed Rate Notes from the Effective

Date through July 30, 1995. In accordance with the provisions of the Restructuring, no interest was due to the holders of the old Senior Floating Rate Notes, old Senior Fixed Rate Notes, or old Subordinated Debentures for the period between the Petition Date and the Effective Date, and therefore no interest expense was recorded for this period. As provided in the Restructuring, interest accrued from and including February 2, 1994, in the case of the old Senior Fixed Rate Notes, and from and including February 3, 1994, in the case of the old Senior Floating Rate Notes, through the Petition Date, was paid by issuing additional new Senior Floating Rate Notes and new Senior Fixed Rate Notes. Interest on the old Subordinated Debentures accrued from and including February 2, 1994 through the Petition Date was converted into newly issued Common Stock.

     Interest expense for the 1996 Fiscal Year was lower due to the debt restructuring discussed above, the lower mortgage debt due to the sale-leaseback transactions completed during the year, an increase in capitalized interest, and lower interest on capitalized leases.

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

                       Financial Condition

     The Company's existing Credit Agreement provides for a term loan facility of $9.9 million and a revolving credit facility of $50.0 million for working capital requirements and letters of credit. As of October 11, 1996 the Company had borrowed $9.9 million under the term loan and $24.1 million under the working capital line and had $7.6 million of letters of credit issued against the revolving credit facility.

     In August 1995, the Company completed a sale-leaseback of three of its fee-owned store properties and applied the net proceeds of $9.1 million to the outstanding balance of the term loan. In December, the Company amended its Credit Agreement with The CIT Group/Business Credit, Inc., to effectively increase the credit facility by $5.0 million, to provide more favorable terms and to extend the term of the agreement through December 1998. In January 1996, the Company completed a sale-leaseback of four fee-owned store properties, sold its beneficial interest in three real estate trusts to a third party and applied the aggregate net proceeds of $12.7 million to repay a mortgage encumbering eight store properties. In March, the Company completed a sale-leaseback of three additional fee-owned store properties, and in July and August, the Company completed additional sale-leaseback transactions with respect to a store facility that had been operated as a ground lease and a fee-owned store property. Those transactions provided the Company with net proceeds of $6.7 million.

     The Company is still actively marketing its beneficial interest in three real estate trusts to a third party, and pursuing transactions on its one remaining fee-owned store property, the sale of three unimproved real estate sites, and the sale-leaseback of a store facility that is operating as a ground lease, the total of which could provide up to an additional $8.3 million of net cash proceeds. In addition, the Company exercised its option of paying interest in kind on its Senior Floating Rate Notes in August and on its Senior Fixed Rate Notes in August and February.

     As a result of the Restructuring, the completion of the transactions discussed above, and increased cash flow from operations, the Company has improved its liquidity and continued to decrease its leverage, as indicated below:

                                         July 28,   July 30,
                                           1996       1995
                                        ---------  ---------
                                   (Dollar Amounts in Thousands)
Current portion of long-term debt       $  5,507    $  5,563
Total long-term debt                     220,971     223,694
Operating cash flow (adjusted
    EBITDA) (1)                           56,844      54,497
Total interest expense                    25,741      29,529
Capital expenditures                      35,810       6,247
Long-term debt/operating cash flow          3.89        4.25(2)
Operating cash flow/ total
   interest expense                         2.21        1.85


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

(2) Assumes long-term debt is increased by the payment-in-kind interest accrued as of July 30, 1995.

     In  1995,  the  Company  began  a  comprehensive  remodeling program to upgrade and expand, where necessary, its store facilities to support its emphasis on quality perishables. Total capital expenditures for the Company were $35.8 million in 1996, of which approximately $21.0 million was spent on new stores and remodels. For 1997, the Company expects total capital expenditures of approximately $30.0 million, of which approximately $22.0 million will be spent on two new stores, one replacement store, four expansion remodels and four additional major remodels.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data for the Company begin on page 22.

                [LETTERHEAD OF COOPERS & LYBRAND]
REPORT OF INDEPENDENT ACCOUNTANTS
The Board of Directors
Kash n' Karry Food Stores, Inc.:
We have audited the accompanying balance sheets of Kash n' Karry Food Stores, Inc. (the Company) as of July 28, 1996 and July 30, 1995 and the related statements of operations, stockholders' equity and cash flows for the year ended July 28, 1996, the thirty weeks ended July 30, 1995 and the twenty-two weeks ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kash n' Karry Food Stores, Inc. as of July 28, 1996 and July 30, 1995, and the results of its operations and its cash flows for the year ended July 28, 1996, the thirty weeks ended July 30, 1995 and the twenty-two weeks ended January 1, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Bankruptcy Court confirmed the Company's prepackaged Plan of Reorganization dated December 12, 1994, and the Company emerged from bankruptcy on December 29, 1994. On January 1, 1995 the Company accounted for the reorganization and adopted "fresh start accounting." As a result, the Company's July 28, 1996 and July 30, 1995 balance sheets are not comparable to the July 31, 1994 balance sheet, since it presents the financial position of the reorganized entity.

As  discussed in  Note  12 to the financial
statements,  the   Company   adopted   the  Financial  Accounting
Standards  Board's Statement  of Financial  Accounting  Standards
No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," as of January 1, 1995.

/s/ Coopers & Lybrand, L.L.P.
---------------------------------
Tampa, Florida
September 17, 1996

[LETTERHEAD OF KPMG PEAT MARWICK]

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

/s/ KPMG Peat Marwick LLP
--------------------------------
Tampa, Florida
September 16, 1994, except with respect to
Note 1, which is as of November 9, 1994

                      KASH N' KARRY FOOD STORES, INC.
                              BALANCE SHEETS
          (Dollar Amounts in Thousands, Except Per Share Amounts)

                                  ASSETS
                                                 July 28,     July 30,
                                                   1996         1995
                                                ---------     --------
                                                        (Note 1)
Current assets:
  Cash and cash equivalents                      $  6,778     $  4,803
  Accounts receivable                              12,239        6,504
  Inventories                                      90,332       86,840
  Prepaid expenses and other current assets         7,071        4,310
                                                 --------     --------
     Total current assets                         116,420      102,457
Property and equipment, at cost, less
  accumulated depreciation                        132,016      139,967
Favorable lease interests, less accumulated
  amortization of $3,149 and $1,152                26,805       28,802
Deferred financing costs, less accumulated
  amortization of $2,155 and $809                   4,509        3,684
Excess reorganization value, less accumulated
  amortization of $16,006 and $6,627               85,313       94,692
Deferred tax asset                                  1,200        1,200
Other assets                                        2,362        2,770
                                                 --------     --------
     Total assets                                $368,625     $373,572
                                                 ========     ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $  5,507     $  5,563
  Accounts payable                                 43,440       39,231
  Accrued expenses                                 36,409       44,499
                                                 ---------    ---------
     Total current liabilities                     85,356       89,293
Long-term debt, less current obligations          215,464      218,131
Other long-term liabilities                        15,949       16,510

Stockholders' equity:
  Preferred Stock of $.01 par value.
     Authorized 1,000,000 shares;
     no shares outstanding.                            --          --
  Common Stock of $.01 par value.
     Authorized 5,500,000 shares; 4,674,314
     and 4,649,943 shares outstanding.                 46           46
  Capital in excess of par value                   46,693       46,449
  Retained earnings                                 5,117        3,143
                                                 ---------    ---------
     Total stockholders' equity                    51,856       49,638
                                                 ---------    ---------
     Total liabilities & stockholders' equity    $368,625     $373,572
                                                 =========    =========

             See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF OPERATIONS
          (Dollar Amounts in Thousands, Except Per Share Amounts)

                                      Reorganized            Predecessor
                                        Company                Company
                                 --------------------    --------------------
                                  52 Weeks    30 Weeks   22 Weeks   52 Weeks
                                   Ended       Ended      Ended      Ended
                                  July 28,    July 30,  January 1,  July 31,
                                    1996       1995        1995       1994
                                ---------- ----------  ---------- ----------
Sales                           $1,021,667   $599,320   $426,681   $1,065,165
Cost of sales                      807,733    471,401    340,802      845,597
                                -----------  ---------  ---------  -----------
    Gross profit                   213,934    127,919     85,879      219,568
Selling, general and
  administrative expenses          157,090     90,482     68,819      176,945
Depreciation and amortization       25,000     14,802     10,234       24,112
Store closing and other costs         --         --         --         11,016
                                -----------  ---------  ---------  -----------
    Operating income                31,844     22,635      6,826        7,495
Interest expense                    25,741     15,810     13,719       45,390
Income (loss) before            -----------  ---------  ---------  -----------
  reorganization items,
  income taxes, extra-
  ordinary item, and change
  in accounting principle            6,103      6,825     (6,893)     (37,895)
Reorganization items                  --         --       (4,869)         --
Income (loss) before            -----------  ---------  ---------  -----------
  income taxes, extraordinary
  item and change in
  accounting principle               6,103      6,825    (11,762)     (37,895)
Provision for income taxes          (4,129)    (3,682)       --           --
Income (loss) before            -----------  ---------  ---------  -----------
  extraordinary item and change
  in accounting principle            1,974      3,143    (11,762)     (37,895)
Extraordinary item- gain
  on debt discharge                   --         --       70,166         --
Cumulative effect of change in
  accounting principle - post-
  retirement medical benefits         --         --       (2,000)        --
                                -----------  ---------  ---------  -----------
Net income (loss)               $    1,974   $  3,143   $ 56,404   $  (37,895)
                                ===========  =========  =========  ===========
Net income per common
  share (A)(B)                  $     0.41   $   0.67
                                ==========   =========

(A) Based on a weighted average number of shares of common stock outstanding of 4,780,810 and 4,712,021 for the 52 weeks ended July 28, 1996 and the 30 weeks ended July 30, 1995, respectively.
(B) Net income per common share is not meaningful prior to January 1, 1995 due to the significant change in the capital structure in connection with the Restructuring.

             See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                     Fiscal Years Ended July 28, 1996,
                     July 30, 1995, and July 31, 1994
                       (Dollar Amounts In Thousands)

                                   Capital
                                  in Excess   Retained
                           Common   of Par    Earnings  Treasury
                           Stock    Value    (Deficit)   Stock    Total
                           -----  ---------- ----------  -----  ----------
Predecessor Company:
Balance at August 1, 1993  $ 28   $ 77,695   $(100,845)   $(37)  $(23,159)
  (2,819,589 shares
   outstanding)
Loss for period              --      --        (37,895)     --    (37,895)
                           -----  ---------  ----------   -----  ---------
Balance at July 31, 1994     28     77,695    (138,740)    (37)   (61,054)
  (2,819,589 shares
   outstanding)
Income for period            --      --         56,404      --     56,404
Extinguishment of
  preferred stock in
  connection with
  bankruptcy                 --      4,650       --         --      4,650
Extinguishment of
  stockholders' equity
  in connection with
  bankruptcy               (28)    (82,345)     82,336      37       --
                           -----  ---------  ----------   -----  ---------
Balance at January 1, 1995 $ --   $   --     $    --      $ --   $    --
                           =====  =========  ==========   =====  =========

Reorganized Company:

Issuance of 4,649,943
  shares of common stock   $ 46   $ 46,449   $    --      $ --   $ 46,495
  at reorganization value
Income for period            --       --         3,143      --      3,143
                           -----  ---------  ----------   -----  ---------
Balance at July 30, 1995     46     46,449       3,143      --     49,638
  (4,649,943 shares
   outstanding)

Issuance of 24,371
  shares of common stock     --        244       --         --        244
  pursuant to stock option
  exercise

Income for period            --       --         1,974      --      1,974
                           -----  ---------  ----------   -----  ---------
Balance at July 28, 1996  $  46   $ 46,693   $   5,117    $ --   $ 51,856
  (4,674,314 shares       ======  =========  ==========   =====  =========
   outstanding)

             See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                       Reorganized        Predecessor
                                         Company            Company
                                   ------------------  ------------------
                                  52 Weeks  30 Weeks   22 Weeks  52 Weeks
                                   Ended     Ended      Ended     Ended
                                  July 28,  July 30,  January 1, July 31,
                                    1996      1995      1995      1994

                                   --------  --------  --------  --------
Net cash flows from
  operating activities:
  Net income (loss)                $ 1,974   $ 3,143   $56,404  $(37,895)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
    Depreciation and
      amortization, excluding
      deferred financing costs      25,000    14,802    10,234    24,112
    Store closing and other costs     --        --        --      11,016
    Amortization of deferred
      financing costs                1,346       809     1,152     2,950
    Provision for income taxes       4,129     3,682      --        --
    Issuance of additional
      senior notes in lieu
      of cash interest              16,629      --        --        --
    Reorganization items              --        --       4,869      --
    Change in accounting
      principle                       --        --       2,000      --
    Gain on debt discharge            --        --     (70,166)     --
    (Increase) decrease in assets:
        Accounts receivable         (5,735)     (743)    2,322     2,804
        Inventories                 (3,492)      273    (5,917)   19,291
        Prepaid expenses and
          other assets                (402)   (1,241)     (194)     (278)
    Increase (decrease) in
      liabilities:
        Accounts payable             4,209     2,522     1,800    (7,653)
        Accrued expenses and
          other liabilities         (8,651)    5,359     9,083    (1,565)
                                   --------  --------  --------  --------
      Net cash provided by
         operating activities       35,007    28,606    11,587    12,782
                                   --------  --------  --------  --------

             See accompanying notes to financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                              (In Thousands)

                                     Reorganized           Predecessor
                                       Company               Company
                                  ------------------  -------------------
                                  52 Weeks  30 Weeks    22 Weeks  52 Weeks
                                   Ended     Ended      Ended     Ended
                                  July 28,  July 30,   January 1, July 31,
                                    1996      1995        1995      1994
                                  --------  --------    ---------  --------
Cash provided (used) by investing
   activities:
   Additions to property and
      equipment                    (31,207)    (5,582)      (665)   (10,942)
   Sale of property and equipment    3,109      --         --           504
                                   --------  ---------  ---------  ---------
      Net cash used by
         investing activities      (28,098)    (5,582)      (665)   (10,438)
                                   --------  --------   ---------  ---------
Cash provided (used) by financing
   activities:
   Borrowings under credit
      facility                      26,592      9,992     50,800     17,700
   Additions to obligations
      under capital leases
      and notes payable               --         --        --           701
   Proceeds from sale-
      leaseback transactions        26,147       --        --         --
   Sale of common stock               --         --       10,000      --
   Exercise of common
      stock options                    244       --        --         --
   Repayments of credit
      facility                     (34,079)   (26,349)   (60,928)    (5,488)
   Repayments of other long-
      term liabilities             (21,667)    (2,588)    (7,363)    (9,212)
   Financing costs                  (2,171)      (265)    (9,294)    (1,338)
                                   --------  ---------  ---------  ---------
      Net cash provided
        (used) by financing
        activities                  (4,934)   (19,210)   (16,785)     2,363
                                   --------  ---------  ---------  ---------
Net increase (decrease) in
   cash and cash equivalents         1,975      3,814     (5,863)     4,707
Cash and cash equivalents at
   beginning of period               4,803        989      6,852      2,145
                                   --------  ---------  ---------  ---------
Cash and cash equivalents at
   the end of period               $ 6,778   $  4,803   $    989   $  6,852
                                   ========  =========  =========  =========

             See accompanying notes to financial statements.

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)

(1)  Reorganization and Basis of Reporting.

     During the 1995 fiscal year, the Company completed a comprehensive financial restructuring pursuant to a "prepackaged" plan of reorganization (the "Restructuring") pursuant to Chapter 11 of the U.S. Bankruptcy Code. The Company filed its prepackaged
plan   with  the  U.S.  Bankruptcy  Court  for  the  District  of  Delaware
(the "Bankruptcy Court") on November 9, 1994 (the "Petition Date"). During the pendency of the bankruptcy case, the Company, with the approval of the Bankruptcy Court, operated its business in the ordinary course, and paid all pre-petition and post-
petition    claims    of   its   general   unsecured    creditors,    trade
creditors and employees in full. The Restructuring was confirmed by the Bankruptcy Court on December 12, 1994, and the Company
emerged   from   bankruptcy   on  December   29,   1994   (the   "Effective
Date").   Pursuant  to  the  provisions  of  the  Restructuring,   on   the
Effective Date:

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

     The total reorganization value assigned to the Company's assets was estimated based on a ten-year projection of cash flow
before   debt  service  requirements  discounted  back  to  present   value
using a discount rate of 13.3% (representing the estimated weighted cost of capital), as well as by analyzing market cash
flow   multiples  and  applying  a  cash  flow  multiple  of  six  to   the
Company's   adjusted   12-month  trailing  cash  flows.   After   extensive
negotiations between independent investment banking firms representing the Company and an ad hoc committee of bondholders, the reorganization value was agreed to by the parties and confirmed by the Bankruptcy Court. The excess of the reorganization value over the value of the identifiable assets is reported as "Excess Reorganization Value" and is being amortized over twenty years. Under the principles of fresh start accounting, the Company's total assets were recorded at this assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value. In addition, the Company's accumulated deficit was eliminated.

     The   effect   of   the   Restructuring  and  the  implementation   of
fresh   start   accounting   on  the  Company's   balance   sheet   as   of
January 1, 1995 was as follows:

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



                              Pre-Fresh
                                Start                             Fresh
                               Balance  Adjustments               Start
                                Sheet        of      Fair Value  Balance
                              January 1, Restruct-   Adjustment January 1,
                                 1995     uring(A)      (B)        1995
                              --------    --------   --------   --------
Cash and cash equivalents      $  9,166   $ (8,177)  $    --     $    989
Accounts receivable               5,762        --         --        5,762
Inventories                      82,011        --        5,104     87,115
Prepaid expenses and other
   current assets                 3,088        --         --        3,088
                               --------   ---------   ---------  ----------
   Total current assets         100,027     (8,177)      5,104     96,954
Property and equipment, net     162,754        --      (17,775)   144,979
Favorable lease interests, net   11,673        --       18,280     29,953
Deferred financing costs         17,769     (7,456)     (6,088)     4,225
Reorganization value in excess
   of amounts allocable to
   identifiable assets             --          --      102,519    102,519
Excess of cost over net
   assets acquired               95,560        --      (95,560)      --
Other assets                      4,360        --       (1,498)     2,862
                               --------   ---------   ---------  ---------
      Total assets             $392,143   $(15,633)   $  4,982   $381,492
                               ========   =========   =========  =========
Current liabilities, excluding
    current portion of long-
    term debt                  $ 82,983   $(12,617)   $  6,779   $ 77,145
Long-term debt, including
    current obligations         366,231   (119,486)     (3,959)   242,786
Other long-term liabilities       6,226        --        8,840     15,066
Redeemable preferred stock        4,650     (4,650)       --         --
Common stock                         28         18        --           46
Treasury stock                      (37)        37        --         --
Capital in excess of par value   77,695    (31,246)       --       46,449
Accumulated deficit            (145,633)   152,311      (6,678)       --
Total liabilities and          --------   ---------   ---------  ---------
    stockholders' equity       $392,143   $(15,633)   $  4,982   $381,492
                               ========   =========   =========  =========

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

     Inventories. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is
determined   using   average   cost,  which  approximates   the   first-in,
first-out (FIFO) method. In connection with the Restructuring, the Company capitalized $5,466 of costs into inventory as a fair value adjustment in its fresh start balance sheet at January 1, 1995. Selling, general and administrative costs capitalized into ending inventory were $5,754 and $5,466 for the fiscal years ended July 28, 1996 and July 30, 1995, respectively.

     Prepaid   Expenses   and   Other  Current   Assets.    Other   current
assets at July 28, 1996 include an equity interest in three Delaware business trusts that the Company expects to sell within one year. The realizable value of these assets, net of mortgage debt outstanding of approximately $3,400, was $2,300 at July 28, 1996.

     Depreciation, Amortization, and Maintenance and Repairs. Depreciation is provided principally using the composite method based on the estimated useful lives of the respective asset groups. Amortization of leasehold improvements is based on the estimated useful lives or the remaining lease terms, whichever is shorter. Property under capital leases consists of buildings and fixtures and equipment. Interest costs of property under development are capitalized during the development period.
Capitalized  amounts  were  $717,  $70,  and  $477  for  the  fiscal  years
ended    July   28,   1996,   July   30,   1995,   and   July   31,   1994,
respectively. The approximate annual rates used to compute depreciation and amortization are:

                                       Reorganized  Predecessor
                                         Company      Company
                                       -----------  -----------
          Buildings and improvements        3%            5%
          Fixtures and equipment           10%           10%
          Transportation equipment         12%           25%
          Leasehold improvements            7%            8%

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

     Excess Reorganization Value. As discussed in footnote 1, under the principles of fresh start reporting, the Company allocated total reorganization value to identifiable tangible and intangible assets on the basis of their estimated fair values. The remaining amount is classified as excess reorganization value and is being amortized over twenty years.

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

     Cash and Cash Equivalents. The Company considers all highly liquid investment instruments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 28, 1996 or July 30, 1995.

     Cash   interest   paid   (excluding  financing  costs)   was   $9,609,
$12,198,   and  $41,545  for  the  fiscal  years  ended  July   28,   1996,
July 30, 1995, and July 31, 1994, respectively.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates; however, management does not believe these differences would have a material effect on operating results.

     New     Accounting    Pronouncements.    In    October    1995,    the
Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to measure
compensation   or   to  adopt  the  fair  value  based  method   prescribed
by  SFAS  No.  123.   If  APB  No.  25's method  is  continued,  pro  forma
disclosures  are  required  as  if  SFAS  No.  123  accounting   provisions
were followed. Management has determined not to adopt SFAS No. 123's accounting recognition provisions. In the opinion of management, SFAS No. 123 is not expected to have a material impact on the Company's financial statements.

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

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)


     Statement of Cash Flows. The Company incurred additions to capital leases of $7,571 and $4,529 for the years ended July 28, 1996 and July 31, 1994, respectively. These transactions, in addition to recording the the Company's equity interest in the three Delaware business trusts, were non-cash transactions and have therefore been excluded from the accompanying Statements of Cash Flows.

(3)  Property and Equipment.

     Property and equipment is summarized as follows:

                                     July 28,     July 30,
                                       1996        1995
                                     --------    --------
     Land                            $  6,857    $ 13,504
     Buildings and improvements        35,386      55,896
     Fixtures and equipment            90,459      66,631
     Transportation equipment           1,502         902
     Leasehold improvements             6,566        --
     Construction in progress           2,528       6,193
                                     --------    --------
                                      143,298     143,126
     Less accumulated depreciation    (23,314)    ( 8,869)
                                     --------    --------
                                      119,984     134,257
     Property under capital leases
        (less accumulated amortization
         of $4,104 and $1,723)         12,032       5,710
                                     --------    --------
                                     $132,016    $139,967
                                     ========    ========
(4)  Accrued Expenses.

     Accrued expenses consist of the following:
                                     July 28,      July 30,
                                       1996          1995
                                     --------     --------
     Accrued payroll and benefits    $  6,441    $  9,217
     Accrued interest                   8,809      10,673
     Taxes, other than income           5,520       5,789
     Accrued insurance reserves         3,004       6,064
     Other accrued expenses            12,635      12,756
                                     --------    --------
                                     $ 36,409    $ 44,499
                                     ========    ========

(5)  Long-Term Debt.

     Long-term debt consists of the following:

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



                                            July 28,     July 30,
                                              1996         1995
                                            --------     --------
Credit facility (A)                         $ 25,656     $ 33,143
Senior Floating Rate Notes (B)                23,942       22,953
Senior Fixed Rate Notes (C)                  136,802      121,162
Mortgages payable, bearing interest at
   rates from 7.5% to 10.35%, in equal
   monthly installments of $219, with
   maturities from 1999 through 2003          17,655       33,108
Capital lease obligations and other           16,916       13,328
                                            --------     --------
Long-term debt including
   current portion                           220,971      223,694
Less current portion                          (5,507)     ( 5,563)
                                            --------     --------
Long-term debt                              $215,464     $218,131
                                            ========     ========

     Carrying   value   is  considered  a  reasonable   estimate   of   the
fair value of the Company's financial instruments.

(A)  At   July   28,   1996,   the  Company's  Credit  Agreement   provides
     for   borrowings  of  up  to  $9,900  under  a  term   loan   facility
     (due December 31, 1998) and a $50,000 revolving credit facility with a $25,000 sublimit for letters of credit. At
     July 28, 1996, the Company had $15,756 in borrowings under the working capital line, and had $8,248 of letters of credit issued against the revolving credit facility. Amounts outstanding under the Credit Agreement bear interest (7.85% at July 28, 1996) equal to, at the Company's option, (1) prime rate plus 50 basis points or (2) the Eurodollar rate (as defined in the Credit Agreement) plus 235 basis points.
     At    July   30,   1995,   amounts   outstanding   under   the    term
     facility bore interest at 11.5% and amounts outstanding under the revolving facility bore interest at 10.0%

(B) The Senior Floating Rate Notes mature on February 1, 2003, and bear interest (7.29% at July 28, 1996) payable August 1,
     1995, and semiannually thereafter, at a rate equal to six-month LIBOR (as defined in the Senior Floating Rate Note
     Indenture) plus 200 basis points. The Senior Floating Rate Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days'
     prior   notice   in   amounts  of  $1,000  or  an  integral   multiple
     thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through August 1,
     1995,  all  interest  on  the  Senior  Floating  Rate  Notes  was,  at
     the   option  of  the  Company,  paid  by  issuing  in  lieu  of  cash additional Senior Floating Rate Notes in an aggregate principal amount equal to the amount of interest due.

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



(C)  The   Senior  Fixed  Rate  Notes  mature  on  February  1,  2003,  and bear interest at 11.5% per annum, payable semiannually. The Senior Fixed Rate Notes are redeemable in whole or in part, at the option of the Company, on not less than 30 nor more than 60 days' prior notice in amounts of $1,000 or an integral multiple thereof, at 100% of the principal amount and unpaid interest, if any, to the redemption date. Through
     February   1,   1996,   all  interest  on  the   Senior   Fixed   Rate
     Notes  was,  at  the  option  of  the  Company,  paid  by  issuing  in
     lieu   of   cash   additional  Senior   Fixed   Rate   Notes   in   an
     aggregate   principal  amount  equal  to  the   amount   of   interest
     due.

(D)  Approximate   principal   payments   for   the   next   five    fiscal
     years are:

      Year   Credit    Senior   Capital
     Ending Facility   Notes   Mortgages  Leases   Other  Total
      ----  -------    ------   -------   ------   -------------
      1997  $  --     $  --     $   898   $3,446  $1,163 $ 5,507
      1998     --        --         988    1,543     874   3,405
      1999 25,656(1)     --       1,087    1,216     826  28,785
      2000     --        --      13,093      757     873  14,723
      2001     --        --         502      428     985   1,915

     (1)  Since   the   facility   terminates  in   December,   1998,   the
          entire    current   outstanding   amount   under   the   facility
          matures at that time.

     The   Credit   Agreement,   which  is   secured   by   a   pledge   of
substantially all assets of the Company, requires the Company to maintain a minimum net worth and to satisfy certain other financial ratios, and provides for certain restrictions on nonstock distributions and certain other restrictions. The Senior
Floating Rate Notes, the Senior Fixed Rate Notes, and certain other of the Company's indebtedness also contain incurrence covenants that are less restrictive than the covenants under the Credit Agreement. At July 28, 1996, the Company was in compliance with all covenants.

(6)  Capital Stock.

     The   authorized   capital   stock  of   the   Company   consists   of
5,500,000   shares  of  Common  Stock,  par  value  $.01  per  share,   and
1,000,000 shares of Preferred Stock, par value $.01 per share. The authorized Preferred Stock includes 35,000 shares of Series A Junior Participating Preferred Stock (the "Series A Preferred").

     In   April  1995,  the  Company  declared,  pursuant  to  its   rights
plan,   a   dividend  of  one  preferred  share  purchase  right  ("Right")
for each outstanding share of Common Stock. Each Right initially entitled the holder thereof to purchase from the Company one one-

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



hundredth  of  a  share  of  Series  A  Preferred  for  a  purchase   price
of $76 per one one-hundredth of a preferred share, subject to certain adjustments. As a result of the 3-for-2 stock split
discussed   below,  the  number  of  one  one-hundredths  of  a   preferred
share  issuable  upon  exercise  of  each  Right  was  adjusted  from   one
to 0.6667.

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

     The payment of cash dividends and the repurchase or redemption of capital stock by the Company is restricted by the terms of the Credit Agreement and the indentures relating to the Company's Senior Fixed Rate Notes and Senior Floating Rate Notes.

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
                                                --------
                                                $(4,869)
                                                ========

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



(8)  Stock Option Plans.

     In March 1995, the Company adopted the 1995 Key Employee Stock Option Plan (the "New Option Plan"), which authorizes the issuance to eligible participants of options to purchase up to 355,419 shares of Common Stock of the Company. Options vest in serial increments in the amount of 20% per year, on the last day
of   each  of  the  1995,  1996,  1997,  1998  and  1999  fiscal  years  of the  Company.  However,  upon  the  occurrence  of  a  Merger  Event  or  a
Change   of   Control   (as   defined  in  the  New   Option   Plan),   the
options  become  100%  vested.  The  options  expire,  to  the  extent  not exercised, on the tenth anniversary of the date of grant. However, upon termination of an optionee's employment with the Company, all unvested options lapse, and all vested options expire 180 days after the termination of employment, if such termination is due to the death, disability or retirement of the optionee, or 45 days after the termination of employment, if such termination is due to any other reason, other than a termination for cause. If a termination for cause occurs, all vested and unvested options expire immediately.

     Also   in   March   1995,   the  Company   adopted   the   1995   Non-
Employee Director Stock Option Plan (the "Director Plan"). Options to purchase 27,000 shares at $10.00 per share, vesting on
July 30, 1995 and options to purchase 27,000 shares at $13.33 per share, vesting on July 28, 1996, were granted under the Director Plan. At the same time, the Company granted to Green Equity Investors, L.P. ("GEI") (in lieu of granting options under the Director Plan to the representatives of GEI serving as Directors) options to purchase 9,000 shares at $10.00 per share, vesting on July 30, 1995 and options to purchase 9,000 shares at $13.33 per share, vesting on July 28, 1996 (such grants to GEI, together with the Director Plan and the New Option Plan, the "1995 Option
Plans"). All options granted to GEI and to the non-employee Directors expire on March 8, 2005 or earlier upon the occurrence of certain events.

     A summary of changes in the 1995 Option Plans for the fiscal years ended July 28, 1996 and July 30, 1995 is presented below:

1996                              Option Shares   Option Price
----                              -------------   ------------
  Outstanding at beginning
     of year                         320,786     $10.00-$22.00
  Granted                             78,699     $22.00-$22.63
  Exercised                           24,371     $10.00
  Forfeited                           51,788     $10.00
  Outstanding at end of year         323,326     $10.00-$22.63
  Exercisable at end of year         156,791     $10.00-$22.00
  Reserved for future grant           79,722

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



1995
----
  Outstanding at beginning
     of year                           --             --
  Granted                            351,250     $10.00-$22.00
  Exercised                            --             --
  Forfeited                           30,464     $10.00
  Outstanding at end of year         320,786     $10.00-$22.00
  Exercisable at end of year          64,157     $10.00-$22.00
  Reserved for future grant           34,633

(9)  Leases.

     The Company leases certain stores, other facilities and equipment under leases that are not cancelable. Such leases generally contain renewal options exercisable at the Company's option. In addition to minimum rental payments, certain leases provide for payments of taxes, maintenance and percentage rentals based upon sales in excess of stipulated amounts. The future minimum  payments  under  leases  that  are  not  cancelable,  as  of  July
28, 1996, are:

                                   Operating       Capital
     Year Ending in                  leases         leases
     ---------------               --------       --------
     1997                          $ 25,209       $  3,861
     1998                            24,601          2,417
     1999                            24,511          1,805
     2000                            24,278          1,240
     2001                            24,013            817
     Thereafter                     255,763            --
     Total minimum lease           --------       --------
        payments                   $378,375         10,140
                                   ========
       Less portion
         representing interest                     (3,324)
       Present value of net
         minimum lease payments at                --------
         July 28, 1996                            $  6,816
                                                  ========

     Total  rent  expense  was  $26,699,  $25,738,  and  $26,883  for   the
fiscal   years  ended  July  28,  1996,  July  30,  1995,  and   July   31,
1994,   respectively.  Included  in  total  rent  expense  are   percentage
rents   totaling   $233,  $295,  and  $241  for  1996,  1995,   and   1994,
respectively.

     In   August   1995,   the  Company  completed  a   sale-leaseback   of
three  of  its  fee-owned  store  properties;  and  in  January  1996,  the
Company completed a sale-leaseback of four fee-owned store properties and sold its beneficial interest in three real estate trusts to a third party. In March, the Company completed a sale-

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



leaseback of three additional fee-owned store properties, and in July the Company completed an additional sale-leaseback transaction with respect to a fee-owned store property. All of these sale-leaseback transactions were recorded as 25-year non-cancelable operating leases.

(10) Income Taxes.

     Income   taxes  are  provided  based  on  the  liability   method   of
accounting     pursuant    to    Statement    of    Financial    Accounting
Standards No. 109, "Accounting for Income Taxes."

     The   components   of  the  provision  for  income   taxes   for   the
fiscal year ended July 28, 1996 are as follows:

                                52 Weeks         30 Weeks
                                 Ended            Ended
                             July 28, 1996    July 30, 1995
                                --------         --------
       Current
            Federal              $    16          $     0
            State                      3                0
                                --------         --------
               Total current          19                0
                                --------         --------
       Deferred
            Federal             $  3,509         $  3,142
            State                    601              540
                                --------         --------
               Total deferred      4,110            3,682
                                --------         --------
       Total tax provision      $  4,129         $  3,682
                                ========         ========

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)


     Deferred tax assets are comprised of the following:

                             Reorganized         Predecessor
                               Company             Company
                          -----------------   -----------------
                          July 28,  July 30, January 1, July 31,
                            1996      1995      1995      1994
                          -------   -------   -------   -------
Deferred tax assets:
  Net operating loss      $21,156   $18,600   $18,700   $35,000
  Charitable contribution
    carryforward            1,870     3,200     3,100     3,200
  Insurance and other
    reserves                7,620     9,000     8,800     8,100
  General business
    carryforward            1,432     1,400     1,400     1,600
  Other, net                  922     1,200     1,500     2,700
                          -------   -------   -------   -------
Total gross deferred
    tax assets             33,000    33,400    33,500    50,600

  Less valuation
    allowance              31,800    32,200    33,500    50,600
                          -------   -------   -------   -------
  Net deferred tax
    assets                $ 1,200   $ 1,200   $  --     $  --
                          =======   =======   =======   =======

     The   provision   for   income   taxes   differs   from   the   amount
computed   by   applying   the  U.S.  federal   income   tax   rate   (34%)
because of the effects of the following items:

                                     52 Weeks         30 Weeks
                                      Ended            Ended
                                  July 28, 1996    July 30, 1995
                                   ------------     ------------

       Tax at U.S. federal income
          tax rate                 $2,075  34.0%    $2,320  34.0%

       State income taxes, net
          of federal tax benefit      222   3.6%       248   3.6%
       Amortization of goodwill     1,792  29.4%     1,114  16.3%
       Other                           40   0.7%         0   0.0%
                                   ------  -----    ------  -----
       Provision for income taxes  $4,129  67.7%    $3,682  53.9%
                                   ======  =====    ======  =====

     The   Company   reported  pretax  losses  for  the  22   weeks   ended
January 1, 1995 and for its 1994 fiscal year and, consequently, no income tax expense was reported. There was no income tax expense attributable to the extraordinary gain on debt discharge recognized during the 22-week period ended January 1, 1995 due to

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



certain   provisions   of  the  Internal  Revenue  Code   (IRC)   involving
exchange of stock for debt.

     As of July 28, 1996, the Company had net operating loss carryforwards for tax purposes of approximately $56,000. Due to certain change of ownership requirements of Section 382 of the IRC, utilization of the Company's operating losses is expected to be limited to approximately $3,600 per year. If the full amount of that limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year. Loss carryforwards will expire during the years 2004 through 2011.

     If the Company's net operating loss carryforwards and other fresh start deferred tax asset balances are realized, the tax benefits will reduce "Excess Reorganization Value." During the year ended July 28, 1996, approximately $3,600 of tax expense was recognized as a result of the realization of such fresh start deferred tax assets.

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

(11)  Supplementary Statements of Operations Information.

   Supplementary    Statements   of   Operations    information    is    as
follows:
                           Reorganized         Predecessor
                             Company             Company
                        ------------------  ------------------
                        52 Weeks  30 Weeks  22 Weeks  52 Weeks
                         Ended     Ended     Ended     Ended
                        July 28,  July 30, January 1, July 31,
                          1996      1995      1995      1994
                         -------   -------   -------   -------
Amortization of:
    Lease interests      $ 1,997   $ 1,152   $   639   $ 6,037
    Prescription files       349       194       --        --
    Goodwill               4,763     6,627     1,198     2,831
                         -------   -------   -------   -------
    Total amortization
        of intangible
        assets           $ 7,109   $ 7,973   $ 1,837   $ 8,868
                         =======   =======   =======   =======
Advertising costs        $11,074   $ 4,896   $ 4,970   $14,099
                         =======   =======   =======   =======

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



(12)  Employee Benefit Plans.

     Kash n' Karry Retirement Estates ("KKRE"), a trusteed defined contribution retirement plan, was authorized by the Company's Board of Directors in 1988. KKRE is a tax savings/profit sharing plan maintained primarily for the purpose of providing retirement income for eligible employees of the Company. KKRE is qualified under Section 401(a) and Section 401(k) of the Internal Revenue Code of 1986. Generally, all
employees who have attained the age of 21 years and complete one year of participation service (as defined under KKRE) are eligible to participate in KKRE. Participants may, subject to
certain   federal   limitations,  elect  to  defer   an   amount   not   to
exceed 15% of their base compensation and have such amount contributed to KKRE. The Company may match all or a portion of the participant's deferred compensation, but the amount of the matching contribution may not exceed 3% of such participant's compensation. Additional non-matching contributions may be made to KKRE by the Company in such amount as determined by the
Company's Board of Directors based on the Company's operating performance. Funds that participants elect to defer are invested, at the participant's option, into various investment accounts. The vested percentage of the amounts allocated to a participant's account will be payable to the participant upon such participant's death, disability, retirement, or other separation of service from the Company. The Company's contributions to KKRE were $249, $505, and $573 for the fiscal years ended July 28, 1996, July 30, 1995, and July 31, 1994, respectively.

     Kash n' Karry Executive Supplemental Retirement Plan ("KESP"), a nonqualified, unfunded salary deferral plan, was authorized by the Company's Board of Directors in November 1989. Certain Key Employees (as defined under KESP) of the Company as selected by its Board of Directors participate in KESP.
Currently, twenty Key Employees participate in KESP. Prior to the beginning of each plan year, a participant may elect to defer an
amount   not   to   exceed   15%   of  such   participant's   annual   base
compensation   (as  defined  under  KESP).  The  Company   will   match   a
certain portion of the amount deferred by the participant, but the amount of the match may not exceed 6% of such participant's annual base compensation. The Company will record income to the participant's account at an annual rate (11% for the 1996, 1995,
and   1994   plan   years)  as  determined  by  the  Company's   Board   of
Directors,  but  the  rate  of  such income  shall  not  be  less  than  8%
per annum.

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

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



$60, $84, and $135 for the fiscal years ended July 28, 1996, July 30, 1995, and July 31, 1994, respectively.

     The   Company   has  a  retiree  medical  plan  under  which   medical
coverage is available to current retirees and those active employees who, on August 1, 1993, had attained age 65 with at least 15 years of service. In accordance with SOP 90-7, which the Company adopted on the Effective Date of the Restructuring, the provisions of Financial Accounting Standards Board Statement 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" were also adopted as of that date. The following table sets forth the projected actuarial present value of unfunded postretirement benefit obligations for the plan at July 28, 1996:

               Accumulated postretirement
                  Benefit obligation:
                    Retirees                     $1,760
                    Fully eligible active
                     plan participants               78
                                                 ------
                      Accrued postretirement
                        benefit obligation       $1,838
                                                 ======

     The   weighted   average  discount  rate  used  in   determining   the
accumulated postretirement benefit obligation was 8.0%.

(13)  Commitments and Contingencies.

     The Company had letters of credit outstanding totaling $8,248 and $12,770 at July 28, 1996 and July 30, 1995,
respectively, which amounts have been reflected as reductions of the available revolving loan facility as of those dates. These letters of credit primarily guarantee various insurance and financing activities.

(14)  Related Party Transactions.

     During the 1994 fiscal year, as consideration for the provision of financial advisory services, the Company agreed to pay an annual fee of $554, plus related out-of-pocket expenses, to Leonard Green & Associates, L.P. ("LGA"), and an annual fee of
$232, plus related out-of-pocket expenses, to Gibbons, Goodwin, van Amerongen, L.P. ("GGvA"). From September 1993 through
December  1994,  the  Company  did not  pay  the  annual  fees  to  LGA  or
GGvA,   but   reimbursed  them  for  out-of-pocket   expenses   billed   to
the   Company.  Pursuant  to  the  provisions  of  the  Restructuring,   on
December   29,  1994  the  Company  entered  into  a  Management   Services
Agreement with LGA, pursuant to which LGA agreed to provide management, consulting, financial planning and financial advisory services for a two year term, in consideration for an annual fee of $200. LGA is not required to spend a fixed number of hours of

                  KASH N' KARRY FOOD STORES, INC.
                   NOTES TO FINANCIAL STATEMENTS
      (Dollar Amounts in Thousands, Except Per Share Amounts)



service to the Company pursuant to the Management Services Agreement. The amount of the annual fee payable to LGA was determined in the course of negotiations among LGA, the Company and an unofficial bondholders committee during the Restructuring.
The Company believes that the fee is not in excess of the fee that would be charged by an unrelated third party in an arms-length transaction for similar services. Total amounts paid to LGA and GGvA were $200, $117, and $143, for the fiscal years
ended    July   28,   1996,   July   30,   1995,   and   July   31,   1994,
respectively.

     LGA is the sole general partner of Green Equity Investors, L.P., which owned approximately 60.9% of the Company's outstanding common stock immediately prior to the consummation of the Restructuring, and which owned approximately 27.8% of the
Company's outstanding New Common Stock as of July 28, 1996. One director of the Company is the controlling shareholder of a general partner of LGA, and another director of the Company is a general partner of LGA.

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

     On February 17, 1995, the Company engaged Coopers & Lybrand, L.L.P. as the principal accountants to audit the Company's financial statements commencing with the fiscal year ended July
30, 1995. The Company did not consult with Coopers & Lybrand, L.L.P. regarding accounting advice prior to its engagement.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except  for  the  discussion  of  Executive  Officers  set  forth   in
Part I hereof, the disclosures required by Item 10 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 28, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

     The disclosures required by Item 11 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 28, 1996.

ITEM 12.  SECURITY    OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS    AND
          MANAGEMENT.

     The disclosures required by Item 12 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 28, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The disclosures required by Item 13 are incorporated herein by reference to the Company's definitive proxy statement to be filed not more than 120 days after the fiscal year ended July 28, 1996.


                             PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

                                                         Page No.
(1) Financial Statements:

     Independent Auditors' Reports                             22

     Balance  Sheets as of July 28, 1996 and  July  30,
          1995                                                 24

     Statements  of  Operations for the 52 weeks  ended
          July  28,  1996, the 30 weeks ended July  30,
          1995, the 22 weeks ended January 1, 1995, and
          the 52 weeks ended July 31, 1994                     25

     Statement  of Stockholders' Equity for the  fiscal
          years ended July 28, 1996, July 30, 1995  and
          July 31, 1994                                        26

     Statements  of  Cash Flows for the 52 weeks  ended
          July  28,  1996, the 30 weeks ended July  30,
          1995, the 22 weeks ended January 1, 1995, and
          the 52 weeks ended July 31, 1994                     27

     Notes to Financial Statements                             29

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

3(ii)(e) Fourth Amendment to Bylaws adopted March 8, 1996 (previously filed as Exhibit 3(ii)(3) to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996, which exhibit is hereby incorporated by reference).

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

10.1(c)   First   Amendment   to  Amended  and  Restated   Credit
          Agreement dated as of March 28, 1996, among the Company, certain lenders and The CIT Group/Business Credit, Inc., as administrative agent (previously filed as Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996, which exhibit is hereby incorporated by reference).

10.2 Mortgage, Fixture Filing, Security Agreement and Assignment of Rents between the Company, as mortgagor, and Sun Life Insurance Co. of America, as mortgagee, dated as of September 7, 1989 (previously filed as Exhibit 28.1(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

10.3 Mortgage between the Company, as mortgagor, and Ausa Life Insurance Company, as mortgagee, dated as of November 21, 1989 (mortgage satisfied in January 1996) (previously filed as Exhibit 28.2(a) to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1989, which exhibit is hereby incorporated by reference).

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

10.10(a) Employment Agreement dated as of January 24, 1995, between the Company and Ronald Johnson (previously filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

10.10(b) Letter agreement dated as of May 22, 1996, amending Employment Agreement with Ronald Johnson (previously filed as Exhibit 10.10(b) to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996, which exhibit is hereby incorporated by reference).

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

10.12(b) Letter agreement dated as of May 23, 1996, amending Employment Agreement with Clifford C. Smith, Jr. (previously filed as Exhibit 10.12(b) to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996, which exhibit is hereby incorporated by reference).

10.13(a) Employment Agreement dated as of July 8, 1995, between the Company and BJ Mehaffey (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995, which exhibit is hereby incorporated by reference).

10.13(b) Letter agreement dated as of May 23, 1996, amending Employment Agreement with BJ Mehaffey (previously filed as Exhibit 10.12(b) to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996, which exhibit is hereby incorporated by reference).

10.14 Incentive Compensation Plan adopted on October 26, 1994 (previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-58999, which exhibit is hereby incorporated by reference).

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

10.21 Separation, Waiver and Release Agreement dated as of January 31, 1996 between the Company and Raymond P. Springer (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended January 28, 1996, which exhibit is hereby incorporated by reference).

10.22(a) Employment Agreement dated as of January 26, 1996 between the Company and Richard D. Coleman (previously filed as Exhibit 10.22(a) to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996, which exhibit is hereby incorporated by reference).

10.22(b) Letter Agreement dated as of May 23, 1996, amending Employment Agreement with Richard D. Coleman (previously filed as Exhibit 10.22(b) to the Company's Quarterly Report on Form 10-Q for the period ended April 28, 1996, which exhibit is hereby incorporated by reference).

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

21             Subsidiaries of the Company (filed herewith).

27             Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K:

          None

                           SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on October 25, 1996.

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




Signature/Capacity                                          Date
-----------------------------------             -----------------

/s/ Ronald E. Johnson
------------------------------                  October 25, 1996
RONALD E. JOHNSON
Chairman of the Board,
President and Chief
Executive Officer
(principal executive officer)


/s/ Richard D. Coleman
------------------------------                  October 25, 1996
RICHARD D. COLEMAN
Senior Vice President,
Chief Financial Officer
(principal financial officer)


/s/ Marvin H. Snow, Jr.
------------------------------                  October 25, 1996
MARVIN H. SNOW, JR.
Vice President, Controller
(principal accounting officer)

/s/ Everett L. Buckardt
------------------------------                  October 23, 1996
EVERETT L. BUCKARDT
Director


------------------------------                 October ___, 1996
JOHN G. DANHAKL
Director

/s/ John J. Delucca
------------------------------                  October 21, 1996
JOHN J. DELUCCA
Director

/s/ Jennifer Holden Dunbar
------------------------------                  October 21, 1996
JENNIFER HOLDEN DUNBAR
Director

/s/ Ben Evans
------------------------------                  October 21, 1996
BEN EVANS
Director

/s/ Thomas W. Harberts
------------------------------                  October 22, 1996
THOMAS W. HARBERTS
Director

/s/ Robert Spiegel
------------------------------                  October 21, 1996
ROBERT SPIEGEL
Director


------------------------------                 October ___, 1996
PETER ZURKOW
Director


     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act:

                         Not applicable