Form 10-K/A
period 1996-07-28
KASH N KARRY FOOD STORES INC
filed 1996-11-15
CIK 842913

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

                       AMENDMENT NO. 1 TO
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            PART III

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended July 28, 1996 by deleting
Part III in its entirety, and substituting the following in lieu thereof.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

     Set forth below is certain information regarding each Director (each, a "Director") of the Company as of October 31, 1996:
     Name                                                Age
     ----                                                ---
     Everett L. Buckardt . . . . . . . . . . . . . . .    63
     John G. Danhakl . . . . . . . . . . . . . . . . .    40
     John J. Delucca . . . . . . . . . . . . . . . . .    53
     Jennifer Holden Dunbar  . . . . . . . . . . . . .    33
     Ben Evans . . . . . . . . . . . . . . . . . . . .    67
     Thomas W. Harberts  . . . . . . . . . . . . . . .    52
     Ronald E. Johnson . . . . . . . . . . . . . . . .    46
     Robert Spiegel  . . . . . . . . . . . . . . . . .    60
     Peter Zurkow  . . . . . . . . . . . . . . . . . .    42

     Ms.  Dunbar, Mr. Evans and Mr. Zurkow comprise the Company's
Compensation  Committee,  its Stock  Option  Committee,  and  its
Nominating Committee, and Mr. Buckardt, Ms. Dunbar, Mr. Evans and
Mr. Harberts comprise the Company's Audit Committee.

                    BIOGRAPHICAL INFORMATION

     EVERETT L. BUCKARDT has been a Director of the Company since December 29, 1994. Mr. Buckardt has been President and Chief Executive Officer of BEKS Investments, Inc. since 1991. He also served as Chairman and Chief Executive Officer of Warehouse Club, Inc. from 1993 to 1995. On February 3, 1995, Warehouse Club, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 1992, Mr. Buckardt retired from a 33 year career with Sears Roebuck and Company, where he served in various capacities, most recently as President of Sears Catalog and Direct Marketing Division.

     JOHN G. DANHAKL has been a Director of the Company since August 11, 1995. Mr. Danhakl has been a general partner of Leonard Green & Associates, L.P. since March 1995. He served as a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation from 1990 to March 1995. Mr. Danhakl is a director of The Arden Group.

     JOHN J. DELUCCA has been a Director of the Company since December 29, 1994. Mr. Delucca has been the Senior Vice President and Treasurer of RJR Nabisco since October 1993. He served as Managing Director and Chief Financial Officer of HASCO Associates, Inc., a Greenwich, Connecticut-based private holding company, from 1991 to 1993, as President and Chief Financial Officer of the Lexington Group, a workout and restructuring advisory group, from 1990 to 1991, and as Senior Vice President of Finance and Managing Director of the Trump Group from 1988 to 1990. Mr. Delucca is a director of Edison Controls Corp. and Enzo Biochem, Inc.

     JENNIFER HOLDEN DUNBAR has been a Director of the Company since November 1991. Ms. Dunbar has been a general partner of Leonard Green & Associates, L.P. since 1994, and was a principal of Leonard Green & Partners, L.P. from January 1992 to January 1994 and an associate of Leonard Green & Partners, L.P. from November 1989. Prior to that time, Ms. Dunbar was an associate of Gibbons, Green, van Amerongen, L.P. and a financial analyst with Morgan Stanley & Co., Incorporated in its mergers and acquisitions department. Ms. Dunbar is a director of Big 5
Holdings Inc., UMC Corporation, Thrifty Payless, Inc., and Thrifty PayLess Holdings, Inc.

     BEN EVANS has been a Director of the Company since December 29, 1994. Mr. Evans has been a consultant for the firm of Ernst & Young in its financial advisory services group since 1989. He is a director of Revco D.S., Inc., Jamesway Corporation and Megafoods Stores, Inc.

     THOMAS W. HARBERTS has been a Director of the Company since December 29, 1994. Mr. Harberts is the President and Chief Executive Officer of Cub Foods, a single outlet retail food store in Oshkosh, Wisconsin. From 1970 to 1994, he served in various capacities for Byerly's, an upscale retail food chain based in Minnesota, most recently as its Chief Executive Officer.

     RONALD E. JOHNSON has been Chairman of the Board of the Company since March 1995 and has been its President and Chief Executive Officer since January 1995. Mr. Johnson served as Chief Operating Officer of Farm Fresh from December 1993 to January 1995 and as its Senior Vice President of Store Operations from 1990 to 1993. Mr. Johnson is a Director of Farm Fresh, Inc. and Jitney-Jungle Stores of America, Inc.

     ROBERT SPIEGEL has been a Director of the Company since December 29, 1994. Mr. Spiegel, now a private investor, served as Chairman and Chief Executive Officer of RJR Drug Distributors, a Louisville, Kentucky franchisee of Drug Emporium, from 1984 to 1995. Mr. Spiegel is a director of Graham Field Health Products, Inc., Hoenig Group, Inc. and Drug Emporium, Inc.

     PETER ZURKOW has been a Director of the Company since December 29, 1994. Mr. Zurkow has been employed by PaineWebber Incorporated since 1992, currently serving as Managing Director of the Principal Transactions Group. He was an Associate Managing

Director and served as a portfolio manager in the risk arbitrage department of Wertheim Schroder for more than six years prior to joining PaineWebber Incorporated.

EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

     The following sets forth certain information as to each Executive Officer of the Company who is not also a Director, including age as of October 31, 1996.

     RICHARD D. COLEMAN, 42, has been Senior Vice President, Chief Financial Officer, and Secretary of the Company since January 1996. Mr. Coleman previously served as Vice President and Controller of the Company from 1988 through January 1996; and from 1988 to 1995, he also served as Secretary of the Company.

     CLIFFORD C. SMITH, JR., 37, has been Senior Vice President of Marketing and Merchandising of the Company since March 1996, and served as Senior Vice President of Perishables Marketing from March 1995 to March 1996. Mr. Smith served as the Director of
Deli, Bakery and Food Service for Harris-Teeter from 1992 to March 1995, and as the Vice President of Deli, Bakery and Food Service for Mayfair Supermarkets, Inc. from 1981 to 1992.

     BJ MEHAFFEY, 42, has been Senior Vice President, Operations, of the Company since July 1995. Mr. Mehaffey served as District Manager of the Grocery Stores Division of Farm Fresh, Inc. from 1992 to 1995, and in various capacities with Bi-Lo Incorporated from 1972 to 1992.

     MARVIN  H.  SNOW,  JR.,  40, has  been  Vice  President  and
Controller of the Company since March 1996. Mr. Snow was employed by Eckerd Corporation in various capacities from 1977 to March
1996, most recently serving as Assistant Controller.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and NASDAQ.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from July 31, 1995 through July 28, 1996 all Section 16(a) filing requirements applicable to its Reporting Persons were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.
      The following table sets forth compensation for the fiscal years ended July 28, 1996, July 30, 1995 and July 31, 1994, respectively, awarded to, earned by, or paid to the Chief Executive Officer of the Company during the fiscal year ended July 28, 1996, the other executive officers of the Company who were serving as such as of July 28, 1996 (excluding executive officers whose total annual salary and bonus for the fiscal year ended July 28, 1996 did not exceed $100,000), and one individual who would have been among that group but for the fact that he no longer served as an executive officer of the Company as of July 28, 1996 (collectively, the "Named Executive Officers"):

     SUMMARY COMPENSATION TABLE
                                                       LONG-
                                                       TERM
                                                       COMPEN-
                                                       SATION
                                                       AWARDS
                                                       ------
                                                       NO. OF
                                                       SECUR-  ALL
                                  ANNUAL COMPENSATION  ITIES   OTHER
                                  -------------------- UNDER-  COMPEN-
NAME AND PRINCIPAL                 SALARY    BONUS     LYING   SATION
POSITION                     YEAR  ($)(1)    ($)(1)    OPTIONS  ($)(2)
------------------------     ----  --------  -------   -------  --------
RONALD E. JOHNSON            1996 $326,465   $121,875  25,378  $10,245
  Chairman of the Board,     1995  167,691     84,144  50,773   49,355
  President and Chief        1994        0          0       0       0
  Executive Officer
RICHARD D. COLEMAN           1996  126,476     38,352   7,616   81,088
  Senior Vice President,     1995  106,701     40,000  15,232    3,016
  Administration and         1994  100,000          0       0    2,574
  Secretary
CLIFFORD C. SMITH, JR.       1996  131,425     48,750  15,235    4,158
  Senior Vice President,     1995   43,967     30,500  30,463        0
  Marketing and              1994        0          0       0        0
  Merchandising
BJ MEHAFFEY                  1996  116,060     43,125  15,235    3,369
  Senior Vice President,     1995    7,077      3,938  30,463        0
  Operations                 1994        0          0       0        0
RAYMOND P. SPRINGER(3)       1996  100,698     33,750       0   46,233
  Former Senior Vice         1995  181,046    100,000  45,696   10,394
  President, Administration  1994  177,298          0       0   11,910
  and Secretary

----------------------
(1) Includes amounts deferred at the election of the Named Executive Officers under the Company's Retirement Estates 401(k) Plan (the "KKRE"), a trusteed defined contribution plan, the Company's nonqualified unfunded supplemental salary deferral plan (the "KESP"), and the Company's nonqualified unfunded bonus deferral compensation plan.

(2) Information provided for 1996 represents: (i) matching contributions by the Company under its KKRE for the benefit of Messrs. Coleman, Smith and Springer in the amounts of $888, $150 and $1,256, respectively; (ii) matching allocations by the Company under its KESP for the benefit of Messrs. Johnson, Coleman, Smith, Mehaffey and Springer in the amounts of $9,825, $3,649, $3,930, $3,302 and $3,572, respectively; (iii) above-market interest recorded by the Company under its KESP and bonus deferral compensation plan for the benefit of Messrs. Johnson, Coleman, Smith, Mehaffey and Springer in the amounts of $420, $1,552, $78, $67 and $2,613, respectively; (iv) a special bonus allocation by the Company under its KESP for the benefit of Mr. Coleman in the amount of $75,000; and (v) severance payments to Mr. Springer in the amount of $38,792.

(3) Raymond P. Springer's employment with the Company ended in January 1996.

     STOCK OPTION GRANTS IN LAST FISCAL YEAR

     In March 1995, the Board of Directors adopted a Key Employee Stock Option Plan (the "Key Employee Plan"). See "Executive Compensation; Employment Contracts and Termination of Employment and Change of Control Arrangements; 1995 Key Employee Stock Option Plan." The following table sets forth certain information with respect to options granted pursuant to the Key Employee Plan to the Named Executive Officers during the 1996 fiscal year:

                                 % OF TOTAL
                        NUMBER OF  OPTIONS
                       SECURITIES  GRANTED               POTENTIAL REALIZABLE
                         UNDER-    TO EM-        EXPIRA-   VALUE AT ASSUMED
                         LYING    PLOYEES  EXER-  TION   ANNUAL RATES OF STOCK
                         OPTIONS     IN    CISE   DATE    PRICE APPRECIATION
                         GRANTED   FISCAL PRICE    IN      FOR OPTION TERM
NAME                      (#)       YEAR  ($/Sh)  2006      5%         10%
----------------------   --------   ----  ------  ----   ---------------------
RONALD E. JOHNSON        25,378     32.3% $22.00  5/1     $336,228  $863,075
RICHARD D. COLEMAN        7,616      9.7   22.63  4/23     103,863   266,541
CLIFFORD C. SMITH, JR.   15,235     19.4   22.00  5/1      201,845   518,124
BJ MEHAFFEY              15,235     19.4   22.00  5/1      201,845   518,124
RAYMOND P. SPRINGER           0      0.0    0.00   --            0         0

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
     YEAR END OPTION VALUES

     The following table sets forth information concerning each exercise of stock options by the Named Executive Officers during the 1996 fiscal year and the value of the unexercised options granted under the Key Employee Plan held by the Named Executive Officers as of July 28, 1996:

                                             NUMBER OF
                                             SECURITIES       VALUE OF
                                             UNDERLYING       UNEXERCISED
                                             UNEXERCISED      IN-THE-MONEY
                                             OPTIONS AT       OPTIONS AT
                                             FISCAL YEAR      FISCAL YEAR
                                             END (#)          END(1)($)
                        SHARES
                       ACQUIRED  VALUE
                     ON EXERCISE REALIZED    EXERCISABLE/     EXERCISABLE/
NAME                      (#)     ($)        UNEXERCISABLE    UNEXERCISABLE
-----------------      --------  --------    -------------    -----------------
RONALD E. JOHNSON             0  $      0    25,385/50,766    $389,672/$657,473
RICHARD D. COLEMAN            0         0     7,616/15,232      42,833/  83,745
CLIFFORD C. SMITH, JR.        0         0    15,232/30,466     233,804/ 394,516
BJ MEHAFFEY                   0         0    15,232/30,466      87,584/ 175,180
RAYMOND P. SPRINGER      18,278   205,628         0/     0           0/       0
------------------

(1) As of July 28, 1996, the average of the high ask and low bid prices of the underlying Common Stock was $27.75 per share, as reported on the NASDAQ National Market.

     DIRECTORS' COMPENSATION

     Each Director receives $12,500 per year (payable quarterly), plus $2,500 for each Board meeting, and $1,000 for each meeting of a committee to which such Director is a member, not held on the same day as a Board meeting. In addition, each Director is reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with attending such meetings in person. The cash compensation payable to directors affiliated with LGA is credited against the annual management fee payable to LGA. See "Certain Relationships and Related Transactions." As of October 31, 1996, Ms. Dunbar and Mr. Danhakl were the only directors affiliated with LGA.

     In March 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). Pursuant to the Director Plan, the Company may grant options to purchase up to 54,000 shares of Common Stock to eligible Directors. Directors who are also employees of or consultants to the Company are not eligible to participate in the Director Plan. The Director Plan is administered by the Stock Option Committee of the Board of Directors, and expires on March 8, 2005.

     No options were granted pursuant to the Director Plan during the 1996 fiscal year. However, on March 9, 1995, the Company granted to each of the incumbent Directors, excluding John G. Danhakl, Jennifer Holden Dunbar and Ronald E. Johnson, options to purchase 4,500 shares of Common Stock for $10.00 per share, vesting on July 30, 1995, and options to purchase an additional 4,500 shares of Common Stock for $13.33 per share, vesting on July 28, 1996. All of such options expire on March 8, 2005, or earlier upon the occurrence of certain events.

     In lieu of granting options to Ms. Dunbar and Mr. Danhakl under the Director Plan, on March 9, 1995, the Company granted to Green Equity Investors, L.P. options to purchase 9,000 shares of Common Stock for $10.00 per share, vesting on July 30, 1995, and options to purchase an additional 9,000 shares of Common Stock for $13.33 per share, vesting on July 28, 1996. The terms of the options granted to Green Equity Investors, L.P. are substantially the same as the terms of the options granted under the Director Plan.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
     CHANGE-IN-CONTROL ARRANGEMENTS

     EMPLOYMENT AGREEMENTS. The Company has entered into written employment agreements with Ronald E. Johnson, Richard D. Coleman, Clifford C. Smith, Jr. and BJ Mehaffey. The term of the agreements terminates in January 1998 in the case of Messrs. Johnson, Coleman and Mehaffey, and in March 1998 in the case of Mr. Smith. In the event of a change in control with respect to the Company (as defined in the agreements) that occurs prior to such termination date, the term of the agreements will not expire prior to the first anniversary of such change in control (the second such anniversary in the case of Mr. Johnson). Each such executive officer is entitled to a base salary (currently $325,000 for Mr. Johnson, $150,000 for Mr. Coleman, $175,000 for
Mr. Smith and $130,000 for Mr. Mehaffey) and to participate proportionally in all fringe benefit plans available to the most senior executive officers of the Company from time to time during the term. Except for the amount of base salary and term of employment, the terms and conditions of the employment agreements are substantially the same. Employment under the agreements may be terminated for cause or without cause in certain circumstances (as defined therein), including the death or disability of the executive officer. Upon a termination without cause, the executive officer is entitled to continuation of salary through the term of the employment agreement, and a prorated bonus through the termination date. Mr. Johnson's agreement also provides that certain options granted to him under the Key Employee Plan will become fully vested upon a termination of his employment without cause and that certain other options granted to him will become fully vested upon a termination of his employment without cause following a change in control with respect to the Company (as defined in his employment agreement). The agreements contain certain requirements of noncompetition, including a requirement of noncompetition for a period of one year following a termination of employment, other than a termination without cause.

     SEPARATION, WAIVER AND RELEASE AGREEMENT. In January 1996, the Company terminated Raymond P. Springer's employment. Pursuant to a Separation, Waiver and Release Agreement dated as of January 31, 1996, Mr. Springer was entitled to his current base compensation and current insurance benefits until he obtained full-time employment or for 52 weeks, whichever first occurs; to participate pro rata with other senior management in the bonus plan for the 1996 fiscal year; and to accelerate the vesting of 20% of the options granted to him under the Key Employee Option Plan. Mr. Springer also agreed to terminate his severance pay agreement and to provide certain other obligations to the Company.

     SEVERANCE PAY AGREEMENTS. The Company has severance pay agreements with certain key employees of the Company. The severance pay agreements provide, among other things, that if the employee is terminated without cause (as defined therein) in connection with a change in control (as defined therein) then such employee will be entitled to payment based on a certain percentage of that employee's annual compensation.

     KASH N' KARRY RETIREMENT ESTATES. The Company maintains the Kash n' Karry Retirement Estates ("KKRE"), a trusteed defined contribution retirement plan. KKRE is a tax savings/profit sharing plan maintained for the purpose of providing retirement income for eligible employees of the Company. KKRE is qualified under Section 401(a) and Section 401(k) of the Internal Revenue Code of 1986, as amended. Generally, all employees who have
attained  the  age  of  21  years  and  complete  one   year   of
participation service (as defined under KKRE) are eligible to participate in KKRE. During the 1996 fiscal year, Messrs.
Coleman, Smith and Springer were the only Named Executive Officers who participated in KKRE.

     KASH   N'  KARRY   EXECUTIVE  SUPPLEMENTAL  RETIREMENT  PLAN.
Certain  members  of  senior management and other  key  employees
participate   in   the  Kash  n'  Karry  Executive   Supplemental
Retirement  Plan  ("KESP"),  a  non-qualified,  unfunded   salary
deferral plan. During the 1996 fiscal year, each of the Named Executive Officers participated in KESP. Prior to the beginning of each plan year, a participant may elect to defer an amount not to exceed 15% of such participant's annual base compensation (as defined under KESP). The Company matches a certain portion of the amount deferred by the participant, but the amount of the match may not exceed 6% of such participant's annual base compensation. The Company records income to the participant's account at an annual rate as determined by the Board of Directors, but the rate of such income shall not be less than 8% per annum. The vested percentage of the amounts recorded in the participant's account will be paid to the participant upon the earlier of: (i) such participant's death, disability, retirement or other separation
of   service  from  the  Company;  (ii)  the  date  the  Plan  is terminated; or (iii) the date that a change in control occurs (as defined under KESP).

     BONUS DEFERRAL COMPENSATION PLAN. Certain members of senior management and other key employees also participate in the Company's Bonus Deferral Compensation Plan, a non-qualified, unfunded salary deferral plan. With respect to bonuses earned during the 1996 fiscal year, Mr. Coleman was the only Named Executive Officer who participated in the Bonus Deferral Compensation Plan. Prior to the end of each plan year, and at least 30 days prior to the actual date of the ascertainment and grant of bonus compensation to a participant, a participant may elect to defer a portion of the bonus compensation payable to such participant for the plan year. The Company records income to the participant's account at an annual rate as determined by the Board of Directors, but the rate of such income shall not be less than 8% per annum. The amounts recorded in the participant's account will be paid to the participant upon the earlier of: (i) such participant's death, disability, retirement or other separation of service from the Company; (ii) the date the plan is terminated; or (iii) the occurrence of an unforeseeable emergency (as defined therein) with respect to a participant.

     1995 KEY EMPLOYEE STOCK OPTION PLAN. On March 9, 1995, the Board of Directors adopted a Key Employee Stock Option Plan (the "Key Employee Plan"), which is administered by the Stock Option Committee of the Board of Directors. Pursuant to the Key Employee Plan, the Company may grant options to purchase up to 331,048 shares of Common Stock to key employees of the Company designated by the Stock Option Committee from time to time. The Stock Option Committee has the discretion to determine the number of options to be granted to an eligible participant, the exercise price per share, whether the options will be non-qualified stock options or incentive stock options, and the vesting schedule applicable to a given option grant. The Key Employee Plan expires on March 9, 2005.

     As of October 31, 1996, options to purchase a total of 258,938 shares of Common Stock had been granted pursuant to the Key Employee Plan and were outstanding to certain of the Named Executive Officers and other key employees of the Company. All of the outstanding options vest in serial increments in the amount of 20% per year, on the last day of each fiscal year of the Company commencing with the fiscal year in which the applicable option was granted. However, upon the occurrence of a merger event or a change in control (as defined in the Key Employee
Plan), the outstanding options become 100% vested. In addition, certain of Ronald E. Johnson's outstanding options become 100% vested upon the termination of his employment without cause (as defined in his employment agreement), and certain other options granted to him become fully vested upon a termination of his employment without cause following a change in control with respect to the Company (as defined in his employment agreement).

     The outstanding options expire, to the extent not exercised, on the tenth anniversary of the date of grant. However, upon termination of an optionee's employment with the Company, all unvested options lapse, and all vested options expire 180 days after the termination of employment, if such termination is due to the death, disability or retirement of the optionee, or 45 days after the termination of employment, if such termination is due to any other reason, other than a termination for cause. If a termination for cause occurs, all vested and unvested options expire immediately.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The  Board  of  Directors  has  established  a  Compensation
Committee and a Stock Option Committee. The Compensation Committee approves compensation payable to the executive officers and the Stock Option Committee administers the Company's stock option plans. Currently, Jennifer Holden Dunbar, Ben Evans and Peter Zurkow comprise both such committees.

     Peter Zurkow is a Managing Director of the Principal Transactions Group of PaineWebber Incorporated ("PaineWebber"). As of October 31, 1996, PaineWebber owned approximately 11.9% of the outstanding Common Stock of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; Certain Beneficial Owners."

     On September 8, 1995, the Company engaged PaineWebber to act as the Company's exclusive financial advisor in connection with any proposed sale transaction involving the Company and another party (the "Advisory Agreement"). On June 5, 1996, the Company engaged PaineWebber to render a fairness opinion to the Company's Board of Directors in connection with a proposed transaction with Food Lion, Inc. (the "Fairness Opinion Agreement").

     Pursuant to the Advisory Agreement, if, during the period of the engagement, the Company enters into a definitive agreement with a purchaser, the Company has agreed to pay PaineWebber a transaction fee of 0.69% of the purchase price of the transaction, payable in cash upon the closing of such transaction. The Company also has agreed, in the event a sale transaction is consummated with a purchaser within eighteen (18) months after the term of PaineWebber's engagement with the Company, to pay the same transaction fee of 0.69% upon closing of such transaction, provided PaineWebber identified such purchaser, advised the Company respecting such purchaser or discussed with the Company a sale transaction with such purchaser (in any such case during the term of the engagement). Such fee will be payable upon consummation of the transaction (the "Merger") contemplated under that certain Agreement and Plan of Merger dated October 31, 1996 among the Company, Food Lion, Inc. (the "Parent"), and KK Acquisition Corp. (the "Purchaser") (the "Merger Agreement").

     Pursuant to the Fairness Opinion Agreement, the Company has agreed to pay PaineWebber a fee of $250,000, payable in cash on the date PaineWebber delivers its fairness opinion with respect to the transactions contemplated by the Merger Agreement, regardless of the conclusion set forth in such opinion. Such fee was paid upon delivery of PaineWebber's fairness opinion to the Company's Board of Directors. Pursuant to the Advisory Agreement, the fee paid with respect to the fairness opinion will be deducted from any transaction fee to which PaineWebber becomes entitled under the Advisory Agreement in connection with the Merger.

     The Company also has agreed in the Advisory Agreement and the Fairness Opinion Agreement to reimburse PaineWebber for its reasonable out-of-pocket expenses, including reasonable fees and disbursements of legal counsel, and to indemnify PaineWebber and certain related persons against certain liabilities in connection with PaineWebber's engagement thereunder.

     PaineWebber, along with certain other institutional investors, entered into a Stockholders Agreement dated October 31, 1996 among the Company, the Parent and the Purchaser (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, PaineWebber and the other stockholders party thereto agreed to vote their shares of Common Stock of the Company to approve the Merger Agreement and in favor of the Merger, granted to the Purchaser an irrevocable option to purchase the Common Stock owned by such stockholder, and agreed to tender to the Parent their Common Stock pursuant to the tender offer to be initiated by the Parent on or about November 15, 1996.

     Jennifer Holden Dunbar is the controlling shareholder of a general partner of LGA, and LGA is the general partner of GEI.
Prior to October 25, 1996, GEI owned approximately 27.8% of the outstanding Common Stock of the Company.

     On December 29, 1994 the Company entered into a Management Services Agreement with LGA. Pursuant to the Management Services Agreement, LGA agreed to provide to the Company management, consulting, financial planning and financial advisory services for a two year term, in consideration for an annual fee of $200,000. The amount of such fee was determined in the course of negotiations among LGA, the Company and an unofficial bondholders' committee during the Company's 1994 financial restructuring. LGA is not required to spend a fixed number of hours of service to the Company pursuant to the Management Services Agreement. During fiscal 1996, the Company paid a total of $200,000 to LGA, and LGA expended approximately fifty hours of service to the Company, in fulfillment of their respective obligations under the Management Services Agreement.

     On March 9, 1995, in lieu of granting options under the 1995 Non-Employee Director Stock Option Plan to Jennifer Holden Dunbar and John G. Danhakl, Directors of the Company affiliated with GEI, the Company granted to GEI options to purchase 9,000 shares of Common Stock for $10.00 per share, vesting on July 30, 1995, and options to purchase an additional 9,000 shares of Common Stock for $13.33 per share, vesting on July 28, 1996. The terms of the options granted to GEI are substantially the same as the terms of the options granted under the Company's 1995 Non-Employee Director Stock Option Plan.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of October 31, 1996, the name and address of each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, and, based on information supplied to the Company by such persons, the approximate number of shares and percentage owned by each:
                                           NUMBER OF
                                             SHARES      PERCENT
NAME AND ADDRESS                             OWNED        OWNED
--------------------------------------    -----------    -------
AMERICAN EXPRESS COMPANY
  American Express Tower
  World Financial Center
  New York, NY  10285 . . . . . . . . . . 992,000(1)       21.2%

AMERICAN EXPRESS FINANCIAL CORPORATION
  IDS Tower 10
  Minneapolis, MN  55440  . . . . . . . . 992,000(1)       21.2

IDS EXTRA INCOME FUND, INC.
  IDS Tower 10
  Minneapolis, MN  55440  . . . . . . . . 822,430(1)       17.6

THE PRUDENTIAL INSURANCE COMPANY OF AMERICA
  Two Gateway Center
  Floor 7
  100 Mullberry Street
  Newark, NJ  07102-3777  . . . . . . . . 860,749(2)       18.4

PAINEWEBBER INCORPORATED
  1285 Avenue of the Americas
  New York, NY  10019 . . . . . . . . . . 553,601          11.9
------------------------------
(1) American Express Company, American Express Financial Corporation and IDS Extra Income Fund, Inc. share dispositive power over 822,430 shares, over which IDS Extra Income Fund, Inc. has sole voting power. American Express Company and American Express Financial Corporation also share dispositive power with IDS Bond Fund, Inc. over an additional 149,570 shares, over which IDS Bond Fund, Inc. has sole voting power, and with IDS Life Advantage Fund over an additional 20,000 shares, over which IDS Life Advantage Fund has sole voting power. American Express Company has advised the Company that it disclaims beneficial ownership with respect to all 992,000 shares.

(2) Includes 27,855 shares beneficially owned by Prudential Property & Casualty Company, 14,869 shares beneficially owned by The Prudential Life Insurance Company of Arizona, and 11,606 shares beneficially owned by Pruco Life Insurance Company.

COMMON STOCK OWNERSHIP OF MANAGEMENT

     The following table reflects, as of October 31, 1996, the Common Stock ownership of each Director, and each executive officer and former executive officer listed in the Summary Compensation Table, and all Directors and officers as a group.

                                             SHARES      PERCENT
        NAME                                 OWNED       OF CLASS
-------------------------------------------  ---------   --------
EVERETT L. BUCKARDT . . . . . . . . . . . .   9,000(1)       *
RICHARD D. COLEMAN  . . . . . . . . . . . .   7,616(2)       *
JOHN G. DANHAKL   . . . . . . . . . . . . .  18,000(1)       *
JENNIFER HOLDEN DUNBAR  . . . . . . . . . .  18,376(3)       *
JOHN J. DELUCCA . . . . . . . . . . . . . .   9,000(1)       *
BEN EVANS . . . . . . . . . . . . . . . . .  12,750(3)       *
THOMAS W. HARBERTS  . . . . . . . . . . . .   9,000(1)       *
RONALD E. JOHNSON . . . . . . . . . . . . .  25,385(2)       *
BJ MEHAFFEY . . . . . . . . . . . . . . . .  15,232(2)       *
CLIFFORD C. SMITH, JR.  . . . . . . . . . .  15,232(2)       *
ROBERT SPIEGEL  . . . . . . . . . . . . . .  24,000(3)       *
RAYMOND P. SPRINGER . . . . . . . . . . . .       0(4)       0
PETER ZURKOW  . . . . . . . . . . . . . . .   9,000(1)       *
ALL  DIRECTORS AND OFFICERS AS  A  GROUP
(14 PERSONS) (1)-(3)  . . . . . . . . . . . 154,591          *
------------------------------
*  Less than 1%.

(1) The number of shares owned by Messrs. Buckardt, Delucca, Harberts and Zurkow consists of shares that are subject to exercisable options granted under the Company's 1995 Non-Employee Director Stock Option Plan. The number of shares owned by Mr. Danhakl consists of shares that are subject to exercisable options granted to Green Equity Investors, L.P., of which Leonard Green & Associates, L.P. ("LGA"), is the sole general partner. Mr. Danhakl may be deemed to be the beneficial owner of such shares by reason of his being a general partner of LGA.

(2) The number of shares owned by Messrs. Coleman, Johnson, Mehaffey and Smith consists of shares that are subject to exercisable options granted under the Company's 1995 Key Employee Stock Option Plan. Pursuant to the Merger Agreement, all of the outstanding options held by key employees of the Company, including Messrs. Coleman, Johnson, Mehaffey and Smith, whether or not exercisable, will be cancelled in exchange for a cash payment equal to the difference between the Merger Price and the exercise price. The total number of options (exercisable and unexercisable) held by such individuals as of October 31, 1996 is 30,460 in the case of Mr. Coleman, 76,151 in the case of Mr. Johnson, 45,698 in the case of Mr. Mehaffey, and 45,698 in the case of Mr. Smith.

(3) The number of shares owned by Messrs. Evans and Spiegel includes 9,000 shares each that are subject to exercisable options granted under the Company's 1995 Non-Employee Director Stock Option Plan. The number of shares owned by Ms. Dunbar includes 18,000 shares that are subject to exercisable options granted to Green Equity Investors, L.P., of which LGA is the sole general partner. Ms. Dunbar may be deemed to be the beneficial owner of such shares by reason of her being the controlling shareholder of a general partner of LGA.

(4)  Mr.  Springer's employment with the Company ended in January
     1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On September 8, 1995, the Company engaged PaineWebber to act as the Company's exclusive financial advisor in connection with any proposed sale transaction involving the Company and another party (the "Advisory Agreement"). On June 5, 1996, the Company engaged PaineWebber to render a fairness opinion to the Company's Board of Directors in connection with a proposed transaction with Food Lion, Inc. (the "Fairness Opinion Agreement").

     Pursuant to the Advisory Agreement, if, during the period of the engagement, the Company enters into a definitive agreement with a purchaser, the Company has agreed to pay PaineWebber a transaction fee of 0.69% of the purchase price of the transaction, payable in cash upon the closing of such transaction. The Company also has agreed, in the event a sale transaction is consummated with a purchaser within eighteen (18) months after the term of PaineWebber's engagement with the Company, to pay the same transaction fee of 0.69% upon closing of such transaction, provided PaineWebber identified such purchaser, advised the Company respecting such purchaser or discussed with the Company a sale transaction with such purchaser (in any such case during the term of the engagement). Such fee will be payable upon consummation of the Merger.

     Pursuant to the Fairness Opinion Agreement, the Company has agreed to pay PaineWebber a fee of $250,000, payable in cash on the date PaineWebber delivers its fairness opinion with respect to the transactions contemplated by the Merger Agreement, regardless of the conclusion set forth in such opinion. Such fee was paid upon delivery of PaineWebber's fairness opinion to the Company's Board of Directors. Pursuant to the Advisory Agreement, the fee paid with respect to the fairness opinion will be deducted from any transaction fee to which PaineWebber becomes entitled under the Advisory Agreement in connection with the Merger.

     The Company also has agreed in the Advisory Agreement and the Fairness Opinion Agreement to reimburse PaineWebber for its reasonable out-of-pocket expenses, including reasonable fees and disbursements of legal counsel, and to indemnify PaineWebber and certain related persons against certain liabilities in connection with PaineWebber's engagement thereunder.

     As of October 31, 1996, PaineWebber owned approximately 11.9% of the outstanding Common Stock of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; Certain Beneficial Owners." On October 31, 1996, PaineWebber, along with certain other institutional investors, entered into the Stockholders Agreement pursuant to which each of the stockholders party thereto agreed to vote their Common Stock of the Company to approve the Merger Agreement and in favor of the Merger, granted to the Purchaser an irrevocable option to purchase the Common Stock owned by such stockholder, and agreed to tender to the Parent their Common Stock pursuant to the tender offer to be initiated by the Parent on or about November 15, 1996.

     Peter Zurkow, who is a director of the Company and a member of the Compensation and Nominating Committees of the Company's
Board  of  Directors, is the Managing Director of  the  Principal
Transactions Group of PaineWebber.

     Leonard  Green  & Associates, L.P. ("LGA")  is  the  general partner of Green Equity Investors, L.P. Prior to October 25, 1996, GEI owned approximately 27.8% of the outstanding Common Stock of the Company. On December 29, 1994 the Company entered into a Management Services Agreement with LGA. Pursuant to the Management Services Agreement, LGA agreed to provide to the Company management, consulting, financial planning and financial advisory services for a two year term, in consideration for an annual fee of $200,000. The amount of such fee was determined in the course of negotiations among LGA, the Company and an unofficial bondholders' committee during the Company's 1994 financial restructuring. LGA is not required to spend a fixed number of hours of service to the Company pursuant to the Management Services Agreement. During fiscal 1996, the Company paid a total of $200,000 to LGA, and LGA expended approximately fifty hours of service to the Company, in fulfillment of their respective obligations under the Management Services Agreement.

     On March 9, 1995, in lieu of granting options under the 1995 Non-Employee Director Stock Option Plan to Jennifer Holden Dunbar and John G. Danhakl, Directors of the Company affiliated with GEI, the Company granted to GEI options to purchase 9,000 shares of Common Stock for $10.00 per share, vesting on July 30, 1995, and options to purchase an additional 9,000 shares of Common Stock for $13.33 per share, vesting on July 28, 1996. The terms of the options granted to GEI are substantially the same as the terms of the options granted under the Company's 1995 Non-Employee Director Stock Option Plan. Prior to October 25, 1996, GEI owned approximately 27.8% of the outstanding Common Stock of the Company.

                           SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on November 15, 1996.

                              KASH N' KARRY FOOD STORES, INC.




                              By:/s/ Richard D. Coleman

                                 ------------------------------
                                 Richard D. Coleman
                                 Senior Vice President,
                                 Administration and Chief
                                 Financial Officer



     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act:

                         Not applicable