Form 10-Q
period 1996-11-03
KASH N KARRY FOOD STORES INC
filed 1996-12-18
CIK 842913

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934



               For quarter ended November 3, 1996

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

     As of December 13, 1996, there were 4,674,314 shares outstanding of the registrant's common stock, $0.01 par value.

                      KASH N' KARRY FOOD STORES, INC.
                              BALANCE SHEETS
          (Dollar Amounts in Thousands, Except Per Share Amounts)
                                (Unaudited)
                                  ASSETS
                                               November 3,    July 28,
                                                   1996         1996
                                                ---------     --------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                      $  9,655     $  6,778
  Accounts receivable                               9,428       12,239
  Inventories                                      94,455       90,332
  Prepaid expenses and other current assets         7,282        7,071
                                                 --------     --------
     Total current assets                         120,820      116,420
Property and equipment, at cost, less
  accumulated depreciation                        130,113      132,016
Favorable lease interests, less accumulated
  amortization of $3,648 and $3,149                26,306       26,805
Deferred financing costs, less accumulated
  amortization of $2,511 and $2,155                 4,267        4,509
Excess reorganization value, less accumulated
  amortization of $16,960 and $16,006              84,359       85,313
Deferred tax asset                                  2,555        1,200
Other assets                                        2,423        2,362
                                                 --------    ---------
     Total assets                                $370,843     $368,625
                                                 ========     ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt              $  4,771     $  5,507
  Accounts payable                                 44,137       43,440
  Accrued payroll and benefits                      4,732        6,441
  Accrued interest                                  4,678        8,809
  Other accrued expenses                           19,322       21,159
                                                ---------    ---------
  Total current liabilities                        77,640       85,356
Long-term debt, less current obligations          228,762      215,464
Other long-term liabilities                        15,771       15,949
Stockholders' equity:
  Common Stock of $.01 par value.
     Authorized 5,500,000 shares; 4,674,314
     shares outstanding.                               46           46
  Capital in excess of par value                   46,693       46,693
  Retained earnings                                 1,931        5,117
                                                ----------   ----------
     Total stockholders' equity                    48,670       51,856
                                                ----------   ----------
     Total liabilities & stockholders' equity    $370,843     $368,625
                                                ==========   ==========


          See accompanying notes to condensed financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF OPERATIONS
          (Dollar Amounts in Thousands, Except Per Share Amounts)
                                (Unaudited)

                                          Fourteen       Thirteen
                                        Weeks Ended    Weeks Ended
                                        November 3,    October 29,
                                            1996           1995
                                         ---------      ---------
Sales                                     $242,418       $250,368
Cost of sales                              194,044        199,950
                                         ---------      ---------
    Gross profit                            48,374         50,418

Selling, general and
  administrative expenses                   40,074         40,022
Depreciation and amortization                6,138          6,167
                                         ---------      ---------
    Operating income                         2,162          4,229

Interest expense                             6,703          6,422
                                         ---------      ---------
Loss before income taxes                    (4,541)        (2,193)

Income tax benefit                           1,355            362
                                         ---------      ---------
Net loss                                 $  (3,186)      $ (1,831)
                                         =========      =========
Net loss per common
  share (A)                              $   (0.68)      $  (0.39)
                                         =========     ==========

(A) Based on a weighted average number of shares of common stock of 4,674,314 and 4,649,943 outstanding for the fourteen weeks ended November 3, 1996 and the thirteen weeks ended October 29, 1995, respectively.

















          See accompanying notes to condensed financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                         STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)
                                                 Fourteen     Thirteen
                                               Weeks Ended  Weeks Ended
                                               November 3,  October 29,
                                                   1996         1995
Net cash flow from operating activities:         --------     --------
  Net loss                                     $  (3,186)   $  (1,831)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
    Depreciation and amortization,
      excluding deferred financing costs           6,138        6,167
    Amortization of deferred financing costs         356          316
    Income tax benefit                            (1,355)        (362)
    Issuance of additional senior
       notes in lieu of cash interest               --          9,192
   (Increase) decrease in assets:
        Accounts receivable                        2,811       (4,212)
        Inventories                               (4,123)     (15,008)
        Prepaid expenses and other assets           (185)         345
    Increase (decrease) in liabilities:
        Accounts payable                             697       16,350
        Accrued expenses and other liabilities    (7,709)      (5,666)
      Net cash provided (used) by                --------     --------
        operating activities                      (6,556)       5,291
                                                 --------     --------
Cash provided (used) by investing activities:
  Additions to property and equipment             (6,657)      (6,959)
  Net proceeds from sale of assets                 3,788         --
                                                 --------     --------
      Net cash provided (used) by
        investing activities                      (2,869)      (6,959)
                                                 --------     --------
Cash provided (used) by financing activities:
   Borrowings under revolving loan facility       14,714       13,336
   Proceeds from sale/leaseback                     --          9,458
   Repayments on revolving loan facility          (1,509)      (9,996)
   Repayments on term loan facility                  --       (10,820)
   Repayments of other long-term liabilities        (790)      (1,629)
   Other financing activities                       (113)        (798)
                                                 --------     --------
      Net cash provided (used) by
        financing activities                      12,302         (449)
                                                 --------     --------
Net increase (decrease) in cash
   and cash equivalents                            2,877       (2,117)
Cash and cash equivalents at beginning
   of period                                       6,778        4,803
                                                 --------     --------
Cash and cash equivalents at end of period       $ 9,655      $ 2,686
                                                 ========     ========

          See accompanying notes to condensed financial statements.

                      KASH N' KARRY FOOD STORES, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (In Thousands)
                                (Unaudited)

     1. The condensed financial statements presented herein have been prepared in accordance with the instructions to Form
10-Q   and   do   not   include   all   of   the   information   and   note
disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the fiscal 1996 Form 10-K filed by the Company. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations.

     2. The Company follows a fifty-two/fifty-three week fiscal year ending on the Sunday nearest to July 31, and, therefore, has reported fourteen weeks of operations for the quarter ended November 3, 1996. The fiscal year ending August 3, 1997 will have fifty-three weeks of operations.

     3. Inventories consist of merchandise held for resale and are stated at the lower of cost or market; cost is determined using average cost, which approximates the first-in, first-out
(FIFO) method.

     4.   Long-term debt consists of the following:

                                      November 3,   July 28,
                                          1996        1996
                                       --------     --------
Credit facility                        $ 38,861     $ 25,656
Senior Floating Rate Notes               23,942       23,942
Senior Fixed Rate Notes                 136,802      136,802
Mortgages payable                        16,512       17,655
Capital lease obligations and other      17,416       16,916
                                       --------     --------
Long-term debt including
    current portion                     233,533      220,971
Less current portion                     (4,771)      (5,507)
                                       --------     --------
Long-term debt                         $228,762     $215,464
                                       ========     =========

     5. On October 31, 1996, the Company, Food Lion, Inc. ("Food Lion"), and KK Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Food Lion, entered into an Agreement and Plan of Merger (the "Merger Agreement"). In

                      KASH N' KARRY FOOD STORES, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (In Thousands)
                                (Unaudited)




accordance with the terms and subject to the conditions of the Merger Agreement, on November 15, 1996 Food Lion commenced a tender offer (the "Offer") for all outstanding shares of common stock of the Company at a price of $26 per share, net to the seller in cash. The Offer, originally scheduled to expire at 12:00 midnight, New York City time, on December 13, 1996, was extended by Food Lion and expired at 12:00 midnight, New York City time, on Tuesday, December 17, 1996, at which time more than 90% of the outstanding shares had been tendered. On December 18, 1996, all of the tendered shares were accepted for payment and management contemplates that KK Acquisition Corp. will be merged with and into the Company (the "Merger") effective as of such date. As a result of the Offer and the Merger, the Company will become a wholly-owned subsidiary of Food Lion.

                      KASH N' KARRY FOOD STORES, INC.
                  MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     This analysis should be read in conjunction with the condensed financial statements.

                      RESULTS OF OPERATIONS

     The following table compares certain income and expense line items as a percentage of sales:

                                    Fourteen        Thirteen
                                  Weeks Ended     Weeks Ended
                                  November 3,     October 29,
                                      1996            1995
                                   ----------     ----------

Sales                                100.00%        100.00%
Gross profit                          19.95%         20.14%
Selling, general and
  administrative expenses             16.53%         15.99%
Depreciation and amortization          2.53%          2.46%
Operating income                       0.89%          1.69%
Interest expense                       2.76%          2.56%
Pretax loss                           (1.87)%        (0.87)%
Income tax benefit                     0.56%          0.14%
Net loss                              (1.31)%        (0.73)%

     SALES. Sales for the fourteen weeks ended November 3, 1996 were $242.4 million, or 3.2% below the sales for the thirteen weeks ended October 29, 1995. Same store sales, on a comparable thirteen week period, decreased 10.8%. Sales have decreased due to an increase in new store and remodel activity of traditional as well as non-traditional competitors and generally lower retail prices. In addition, the Company's remodeled stores experienced sales decreases during the remodeling period.

     GROSS PROFIT. Gross profit, as a percentage of sales, was lower than the prior year as a result of generally lower retail prices and higher promotional expenses.

     SELLING, GENERAL and ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were flat compared to the prior year. Lower store labor, supplies and insurance expenses were offset by expenses associated with the additional week of operations. Selling, general and administrative expenses, as a percentage of sales, increased due to the lower sales volume.

     DEPRECIATION and AMORTIZATION. Depreciation and amortization was flat compared to the prior year due to an additional week of

                      KASH N' KARRY FOOD STORES, INC.
                  MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


expense offset by the reduction of depreciation associated with assets sold during the last twelve months.

     INTEREST EXPENSE. Interest expense increased $0.3 million compared to the prior year as a result of an additional week of operations and an increase in the amount of Senior Fixed Rate Notes outstanding, partially offset by lower interest expense on mortgage debt due to sale-leaseback transactions completed during the last twelve months.

                       FINANCIAL CONDITION

     The Company's existing Credit Agreement provides for a term loan facility of $9.9 million and a revolving credit facility of $50.0 million for working capital requirements and letters of credit. As of December 13, 1996, the Company had borrowed $9.9 million under the term loan and $33.8 million under the working capital line and had $7.5 million of letters of credit issued against the revolving credit facility.

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

     On October 31, 1996, the Company, Food Lion, Inc. ("Food Lion"), and KK Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Food Lion, entered into an Agreement and Plan of Merger (the "Merger Agreement"). In accordance with the terms and subject to the conditions of the Merger Agreement, on November 15, 1996 Food Lion commenced a tender offer (the "Offer") for all outstanding shares of common stock of the Company at a price of $26 per share, net to the seller in cash. The Offer, originally scheduled to expire at 12:00 midnight, New York City time, on December 13, 1996, was extended by Food Lion and expired at 12:00 midnight, New York City time, on Tuesday, December 17, 1996, at which time more than 90% of the outstanding shares had been tendered. On December 18, 1996, all of the tendered shares were accepted for payment and management contemplates that KK Acquisition Corp. will be merged with and into the Company (the "Merger") effective as of such date. As a result of the Offer and the Merger, the Company will become a wholly-owned subsidiary of Food Lion. Management believes that the Merger will immediately improve the Company's liquidity by, among other things, recapitalizing the existing debt, and will allow the Company to accelerate its new store and remodeling plan.

                      KASH N' KARRY FOOD STORES, INC.
                  MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to a vote of security holders during the quarter ended November 3, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

Exhibit
  No.                        Description
------- ---------------------------------------------------------

2.1 First Amended Plan of Reorganization filed by the Company with the United States Bankruptcy Court of the District of Delaware on November 9, 1994, as amended by notices of technical modifications thereto filed on November 9, 1994, and December 12, 1994 (previously filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the period ended October 30, 1994, which exhibit is hereby incorporated by reference).

2.2 Agreement and Plan of Merger, dated as of October 31, 1996, by and among Food Lion, Inc., KK Acquisition Corp. and Kash n' Karry Food Stores, Inc. (previously filed as Exhibit (2) to the Company's Current Report on Form 8-K dated October 31, 1996, which exhibit is hereby incorporated by reference herein).

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

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

4.3(c) Second Amendment to the Rights Agreement, dated as of October 30, 1996, between Kash n' Karry Food Stores, Inc. and Fleet National Bank (successor to Shawmut Bank Connecticut, N.A.), as Rights Agent (previously filed as Exhibit (4) to the Company's Current Report on Form 8-K dated October 31, 1996, which exhibit is hereby incorporated by reference herein).

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

10.1(c)   First   Amendment   to  Amended  and  Restated   Credit
          Agreement  dated  as  of  March  28,  1996,  among  the

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

Exhibit
  No.                        Description
------- ---------------------------------------------------------

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

10.20     Supply   Agreement   dated  as  of  November  29,  1995
          between the Company and Gooding's Supermarkets, Inc. (filed herewith) (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended October 29, 1995, which exhibit is hereby incorporated by reference).

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

10.22(b)  Letter  Agreement  dated as of May 23,  1996,  amending
          Employment   Agreement   with   Richard   D.    Coleman

Exhibit
  No.                        Description
------- ---------------------------------------------------------

          (previously filed as Exhibit 10.22(b) to the  Company's
          Quarterly  Report  on Form 10-Q for  the  period  ended
          April 28, 1996, which exhibit is hereby incorporated by reference).

10.23 Stockholders Agreement, dated as of October 31, 1996, among Food Lion, Inc., KK Acquisition Corp., Kash n' Karry Food Stores, Inc. and the stockholders of Kash n' Karry Food Stores, Inc. signatory thereto Acquisition Corp. and Kash n' Karry Food Stores, Inc. (previously filed as Exhibit (10) to the Company's Current Report on Form 8-K dated October 31, 1996, which exhibit is hereby incorporated by reference herein).

11        Statement   re   computation   of   per share  earnings
          (filed herewith).

27        Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K:

     (1)  Current Report on Form 8-K dated October 31, 1996.

     (2)  Current Report on Form 8-K dated November 8, 1996.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KASH N' KARRY FOOD STORES, INC.



Date:   December 18, 1996     By: /s/ Richard D. Coleman
                                  ---------------------------
                                  Richard D. Coleman
                                  Senior Vice President,
                                  Administration



Date:   December 18, 1996     By: /s/ Marvin H. Snow, Jr.
                                  ---------------------------
                                  Marvin H. Snow, Jr.
                                  Vice President, Controller